Form 10-K
period 2020-12-31
STEEL DYNAMICS INC
filed 2021-03-01
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock voting, $0.0025 par value	STLD	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2020, was approximately $4.1 billion. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 19, 2021, Registrant had outstanding 211,005,100 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to April 30, 2021, are incorporated herein by reference.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

Global and National Risks

●	domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a recession;
●	global steelmaking overcapacity and imports of steel into the United States, together with increased scrap prices;
●	pandemics, epidemics, widespread illness or other health issues, such as the COVID-19 pandemic;

Industry Risks

●	the cyclical nature of the steel industry and some of the industries we serve;
●	volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes, and our potential inability to pass higher costs on to our customers;
●	cost and availability of electricity, natural gas, oil, or other energy resources are subject to volatile market conditions;
●	compliance with and changes in environmental and remediation requirements;
●	increased regulation associated with the environment, climate change, greenhouse gas emissions and sustainability;

Operational and Commercial Risks

●	significant price and other forms of competition from other steel producers, scrap processors and alternative materials;
●	availability of an adequate source of supply for our metals recycling operations;
●	cybersecurity threats and risks to the security of our sensitive data and information technology;

●	the implementation of our growth strategy;
●	litigation and legal compliance;
●	unexpected equipment downtime or shutdowns;
●	governmental agencies may refuse to grant or renew some of our licenses and permits;
●	our senior unsecured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and
●	the impact of impairment charges.

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

ITEM 1.          BUSINESS

Steel Dynamics, Inc. is one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and coating capacity of approximately 13 million tons and actual metals recycling volumes as of December 31, 2020, with one of the most diversified product and end-market portfolios in the domestic steel industry. The company’s primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

We refer to our founding principles as our six core strategic pillars. They bring us together with a common focus, and they provide the foundation upon which we operate and grow. Our unique entrepreneurial culture and business model benefit us operationally, financially, and through the responsible use of our resources in diverse economic environments. Innovation in all forms is essential to our success, and our teams focus on how to do things “smarter” within our current operations as well as how we continue to grow. This means creating solutions for our teammates, customers, suppliers, and other stakeholders. It also includes finding ways to “do business” with fewer resources and less environmental impact. Our six pillars and the team’s execution of them each day has driven our success and sustainability.

~~●~~	Safety – Creating and maintaining a safe work environment is the foundation of our decision making. Safety is always at the forefront and is a constant topic of conversation across the company. Our goal is zero injuries—no accidents.
●	Culture – Our entrepreneurial culture fosters a team of energetic, positive, driven, innovative and diverse individuals by utilizing open communication and meaningful performance-based compensation aligned to our strategic focus.
●	Customer Commitment – We focus on being a preferred partner of our customers by providing quality products and unique supply-chain solutions to meet their current and future needs.
~~●~~	Growth – We focus on intentional margin expansion and consistency through-the-cycle.
●	Innovation – Through individual creativity and ingenuity, our teams drive innovation to improve safety, quality, productivity, and resource sustainability. We strive to provide unique, superior products, customer supply chain solutions, and next-generation technologies and processes.
~~●~~	Financial Strength – Through our adaptable value-added product diversification, vertically connected businesses model, coupled with our highly variable operating cost structure and performance-based incentive compensation, along with our continued operating innovations and efficiency, we achieve higher utilization and lower costs, which provide strong cash flow generation through both strong and weak market cycles.

Differentiated Model - Uniquely Steel Dynamics

Competitively advantaged differentiation is core to our long-term value creation strategy. We aim to set ourselves apart in every aspect of our business with a spirit of excellence, with the following core values driving our differentiation strategy.

Unique Entrepreneurial Culture

Our entrepreneurial culture is at the core of our success and is driven by our extensive performance-based incentive compensation philosophy for those on the plant floor to senior leadership. Over 60% of a plant floor colleague’s total potential compensation is “at risk” to both quality production and cost-effectiveness. Over 85% of our senior leadership team’s total potential compensation is “at risk” to company-wide financial performance metrics that encourage long-term value creation, including return on equity, growth, cash generation, and return on invested capital metrics. Our common goal of consistently achieving excellence in all we do is reflected in the esprit de corps that permeates our team. We believe diversity within our teams enhances broad-based thinking, innovation, and value creation.

Diversified, Value-Added Product Offerings / Supply-Chain Solutions

We have one of the most diversified, high-margin product offerings of any domestic steel producer. We have a track record of profitable growth, driving diversification in both end markets and product offerings to sustain higher volume and profitability through all market environments. This includes developing premium, value-added steel products, with over 70% of our steel and fabrication sales being considered value-added.

A key competitive advantage is our numerous supply-chain solutions which provide significant advantages to our customers, creating long-lasting relationships and higher through-cycle sales. The majority of our steelmaking operations are in locations near sustainable sources of scrap metals and near our customer base, allowing us to realize freight savings for inbound scrap as well as for outbound steel products destined for our customers. This also allows us to provide consistent on-time delivery to our customer base with relatively short lead times, further solidifying our customer relationships.

This diversified portfolio of products enables us to access a broad range of markets, serve a large customer base, and helps mitigate our market exposure to any one product or sector, resulting in increased through-cycle steel mill utilization. In addition, our value-added steel product offerings help to balance our exposure to commodity grade products supplied by other steel manufacturers. We will continue to seek additional opportunities and to collaborate with our customers to anticipate their future needs by further expanding our range of products and offerings.

Our new Southwest-Sinton Flat Roll Division growth investment is a prime example of our internal growth and differentiated business model. This $1.9 billion electric arc furnace (EAF) flat roll steel mill will have an estimated 3.0 million tons of annual steel production capacity, including value-added coating lines comprised of a galvanizing line with planned annual coating capacity of 550,000 tons with galvalume capability and a paint line with annual coating capacity of 250,000 tons. As with all our growth initiatives, we seek to competitively differentiate ourselves through service, product capability and quality, and supply chain solutions. This investment encompasses each of these elements.

By leveraging our construction and operating expertise, we are building a "next-generation” EAF flat roll steel mill with production capabilities designed to have product size and quality capabilities beyond that of existing domestic EAF flat roll steel producers, competing even more effectively with the integrated steel model and foreign competition. Our new steel mill will have the capability to provide higher-strength, tougher grades of flat roll steel for the energy and automotive markets. These ultra-high-strength steel products are not currently readily available from other domestic steel producers. We will also be producing value-added steel products at the commencement of operations, providing high-margin product and end-market diversification.

Out new steel mill is being strategically located in Sinton, Texas, which has significant competitive advantages—including geographic market positioning, power accessibility, competitive freight for the intended customers, proximity to a deep-water port and site constructability. By locating our new steel mill in Sinton, Texas we are strategically targeting underserved markets that are largely reliant on imports with long lead times and lower product quality capabilities, providing customers throughout the Southwest United States and Mexico significant freight benefits and shorter lead times allowing them to realize working capital advantages. Additionally, our new steel mill site has sufficient acreage to allow for some customers to locate on-site, providing them with logistics savings and our steel mill with volume base-loading opportunities. Three customers have committed to locate onsite, representing over 1.0 million tons of annual processing and consumption capacity, and we expect to secure similar commitments from additional customers.

Our new EAF steel mill is adhering to the same sustainability model as our other steelmaking facilities, utilizing state-of-the-art environmental controls and processes to produce high quality sustainable steel. Our existing EAF steel mills have a fraction of the greenhouse gas emissions (GHG) and energy intensity of average traditional integrated steelmaking technology, resulting in a much more environmentally friendly steel production alternative. Operations are planned to begin mid-year 2021.

Vertically Connected Businesses and Pull-Through Volume Advantage

Our vertically connected businesses contribute to our higher through-cycle steel production and overall profitability. Steel demand that is generated from our internal manufacturing businesses is a significant competitive advantage supporting higher and more stable through-cycle earnings and cash flow generation. Our steel fabrication operations and downstream processing locations use a significant amount of steel in their operations. During weaker demand environments, we source more of their needs internally, and during strong demand environments, we source more of their needs externally at a preferred cost. Ultimately, we optimize our company-wide profitability in all steel demand environments. In 2020, our own steel consuming businesses purchased 1.5 million tons of steel from our steel mills representing 14% of our total 2020 steel shipments.

A strategic synergistic relationship also exists between our steel mills and metals recycling operations, which is the largest supplier of recycled ferrous scrap to our steel operations. This allows us to reduce company-wide working capital, as we retain less scrap inventory at the steel mills, and we are able to source higher-quality scrap for our steel mills, optimizing cost and quality. Additionally, as a consistent consumer of recycled ferrous scrap, our steel operations help maintain steady sales for the metals recycling platform.

Technically Advanced, Low-Cost, Highly-Efficient Operations

We operate some of the most technically advanced and environmentally friendly steel operations when compared to global steelmaking operations. We are focused on maintaining one of the lowest operating cost structures in the North American steel industry. Our value-added product diversification, vertically connected businesses, and performance-based incentive compensation programs drive our efficient, environmentally friendly, and competitively advantaged footprint.

Our low operating costs are primarily a result of our efficient plant designs and operations, our high productivity rate, low ongoing maintenance cost requirements and strategic locations near sources of our primary raw material, ferrous scrap, and near our customers. We will continue to develop innovative ways to use our equipment, enhance our productivity and explore new technologies to further improve our unit costs of production at each of our facilities. As one of the lowest cost producers in each of our three primary operating segments, we are able to better manage through all market cycles, and to consistently maximize our profitability. Additionally, we continuously seek to maximize the variability of our cost structure and to reduce per unit and fixed costs.

Sustainability

Sustainability is a part of our long-term value creation. We are dedicated to our people, our communities and our environment. We are committed to operating our business with the highest integrity and have been since our founding.

We only produce steel using EAF technology, which uses recycled ferrous scrap as the primary raw material. EAF steelmaking technology generates a mere fraction of the carbon emissions produced and energy intensity required by traditional blast furnace steelmaking technology. We believe EAF production is currently the steelmaking technology that provides the least environmental impact, is the most cost effective, and provides the most flexibility, and as such, has been a focus of our growth strategy.

Our intentional growth strategy has focused on increasing through-cycle cash generation and providing growth opportunities for our people, partners, communities, and shareholders, all while keeping sustainability of resources and climate-impact at the fore. We intentionally developed a vertically connected operating model, further strengthening our company by creating a “closed loop” manufacturing life cycle.

Our metals recycling platform collects and processes scrap from manufacturing and from end-of-life items, such as automobiles, appliances, and machinery. This processed scrap is then sold to end-users for reuse, including our EAF steel mills, which produce new steel from the scrapped material. Our steel is then sold to consumers that both further process and manufacture end products. We sell a meaningful amount of steel to our own manufacturing businesses that in turn sell finished products to consumers. Ultimately, when these products reach the end of their life cycle, they can be collected as scrap and used again in our steelmaking operations, creating our “vertically connected sustainable product life cycle.”

We recognize that minimizing the impact of GHG is important to our stakeholders, including local communities and team members. We endeavor for continuous improvement in minimizing carbon dioxide emissions, while maintaining compliance with regulation emission limits. We evaluate our GHG emissions by regularly reviewing furnace performance and efficiency. We analyze the latest available technologies to also determine whether emissions can be minimized. Our carbon mitigation strategy is integral to our overarching sustainability program to address climate-related considerations. Our Board of Directors provides oversight concerning the company’s sustainability strategy, disclosures, and climate-related impact. Our senior leadership, including our President and Chief Executive Officer, Executive Vice President, Chief Financial Officer, and Corporate Secretary, and other operating platform senior executives, establish our near- and long-term strategies related to our climate-related assessments, goals, and programs.

Experienced Leadership Team / Fosters an Entrepreneurial Culture

Our senior leadership team is highly experienced and has a proven track record in the steel, metals recycling, and steel fabrication industries. Our leadership objectives are closely aligned with our stakeholders through meaningful stock ownership positions and performance-based incentive compensation programs that are correlated to the company’s profitability and operational performance in relationship to our steel manufacturing peers. We emphasize decentralized operational decision making and responsibility, while continuing to maintain appropriate corporate governance and risk oversight. We reward teamwork, innovation, and operating efficiency, and focus on maintaining the effectiveness of our performance-driven incentive bonus plans that are designed to maximize overall productivity and align the interests of our leadership and teams with our stakeholders.

Name	Age	Position
Mark D. Millett	61	President and Chief Executive Officer
Theresa E. Wagler	50	Executive Vice President, Chief Financial Officer, and Corporate Secretary
Russ B. Rinn	63	Executive Vice President, Metals Recycling
Miguel Alvarez	53	Senior Vice President, Southwest United States and Mexico
Chris A. Graham	56	Senior Vice President, Long Products Steel Group
Glenn A. Pushis	55	Senior Vice President, Special Projects
Barry T. Schneider	52	Senior Vice President, Flat Roll Steel Group
James S. Anderson	60	Vice President, Steel Fabrication

Mark D. Millett, a co-founder of our company and director since inception, has been our President and Chief Executive Officer since January 2012. Prior to that, Mr. Millett has held various positions within the company, including President and Chief Operating Officer, Executive Vice President of Metals Recycling and Ferrous Resources, President and Chief Operating Officer of OmniSource, LLC, and Executive Vice President and Chief Operating Officer for Flat Rolled Steels and Ferrous Resources. Mr. Millett was responsible for the design, construction, and start-up operation of all of our steel mills, including our Butler, Indiana flat roll, melting, and casting operations. Prior to co-founding Steel Dynamics, Mr. Millett served in various leadership roles for the Nucor Corporation. His roles included being charged with developing the world’s first commercially viable thin slab casting process as the manager of the project at Nucor’s Hazelett facility and being given the responsibility by Nucor for the design, construction, staffing, and operation of the melting and casting facility at the world’s first thin slab casting facility at Nucor’s Crawfordsville, Indiana facility.

Theresa E. Wagler has been our Executive Vice President, Chief Financial Officer and Corporate Secretary since May 2007. Ms. Wagler joined the Steel Dynamics corporate finance team in 1998, and has held various finance and accounting positions, including Chief Accounting Officer and Vice President and Corporate Controller, and was appointed to her current position in May 2007. She is responsible for and oversees accounting and taxation, treasury, risk management, legal, information technology and cyber security, health and safety, human resources, sustainability efforts, and strategic business development functions, as well as investor relations, and corporate communications. Ms. Wagler also has various operational responsibilities directly overseeing two operating joint ventures. Prior to joining Steel Dynamics, Ms. Wagler was as a certified public accountant with Ernst & Young LLP.

Russell B. Rinn has been our Executive Vice President for Metals Recycling since July 2011. Mr. Rinn is responsible for OmniSource’s ferrous and nonferrous metals recycling operations including marketing, trading, and logistics activities. OmniSource procures metal scrap, processes it, and markets these recycled metals to external customers and supplies ferrous scrap to the company’s steel mills. Prior to joining Steel Dynamics, Mr. Rinn was an Executive Vice President of Commercial Metals Company, a Texas based mini-mill steel company.

Miguel Alvarez has been our Senior Vice President, Southwest United States and Mexico since February 2019. Mr. Alvarez is responsible for the comprehensive business development and partnerships in the regions, encompassing both steel and recycled metals. Prior to joining Steel Dynamics, Mr. Alvarez served in leadership positions at BlueScope, including leading BlueScope’s North American metal buildings business with manufacturing facilities in the United States and Mexico and being responsible for BlueScope’s only North American electric arc furnace flat roll steel mill as President of North Star BlueScope Steel.

Chris A. Graham has been our Senior Vice President, Long Products Steel Group since February 2019. In this role, Mr. Graham is responsible for the company’s four long product steel mills. Prior to that, Mr. Graham has served as Senior Vice President, Downstream Manufacturing and President of New Millennium Building Systems, responsible for the company’s steel fabrication and downstream manufacturing operations and other operational and leadership roles. Mr. Graham was also a part of the team that constructed the company’s first steel mill in Butler, Indiana, in 1994.

Glenn A. Pushis has been our Senior Vice President, Special Projects since February 2019. Mr. Pushis is responsible for the successful design and construction of the company’s new Southwest-Sinton Flat Roll Division developed to serve the Southwestern United States and Mexico. He has extensive experience in this capacity and has been instrumental in numerous construction projects for Steel Dynamics since its founding. Prior to that, Mr. Pushis served as Senior Vice President, Long Products Steel Group, responsible for the company’s four long product steel mills. Mr. Pushis has been with Steel Dynamics since 1994, holding various operational and leadership roles, including roles within the Engineered Bar Products Division and the Butler Flat Roll Division. He was also part of the team that constructed the company’s first steel mill in Butler, Indiana, in 1994.

Barry T. Schneider has been our Senior Vice President, Flat Roll Steel Group, since March 2016. Mr. Schneider is responsible for the company’s entire flat roll steel operations, including the company’s two flat roll steel mills and numerous flat roll coating operations. Before that, Mr. Schneider served in various operational and leadership roles within the company’s steel operations, including Engineered Bar Products Division and Butler Flat Roll Division. He was also part of the team that constructed the company’s first steel mill in Butler, Indiana, in 1994.

James S. Anderson is our Vice President, Steel Fabrication, and President of New Millennium Building Systems, since February 2019. In this role, Mr. Anderson is responsible for the company's steel fabrication operations.  Prior to that, Mr. Anderson served as the Chief Operating Officer of New Millennium Building Systems, and was the general manager of The Techs three flat roll galvanizing lines.

Human Capital / Valuing People

We value the dedicated people whose passion, innovation, and dedication to excellence have helped successfully grow our company and serve our customers. We have a culture of trust, fostered through individual empowerment and accountability that drives decision-making throughout our businesses. Our performance-based incentive compensation programs align our people with the interests of our strategic long-term growth and our stakeholders, including our customers, communities, and shareholders. We know that our teams will do what is right and that trust comes from effective communication and transparency. The Steel Dynamics team consisted of approximately 9,625 full time team members at December 31, 2020.

Health and Safety

Valuing people includes providing a safe and healthy work environment and creating a culture of safety that extends beyond the workplace, into our homes and communities. Safety is and always will be our primary focus and core value. Our goal is for each individual to arrive at the workplace and return home safely each day — without accident or injury. This is achievable when we all work together. It requires commitment from leadership and team members at every level to take ownership and responsibility for their safety and the safety of others. Under no circumstance does the desire to maximize production or earnings override the priority of individual safety.

Safety is our first core strategic pillar — it is the foundation of our decision making. Safety is always at the forefront and is a constant topic of conversation across the company, whether led by a team member from the plant floor, a supervisor, or a manager. Leadership is engaged and continuously evaluates where we can improve. We believe having every individual engaged in safety will lead to zero injuries. We are committed to achieve world-class safety performance throughout our businesses to ensure everyone goes home safely. The commitment to safety has led to each of our platforms performing better compared to industry benchmarks. Specifically, for 2020, our total recordable injury rate compared to industry benchmarks, and lost time injury and severity rates are as follows:

1 Total Recordable Injury Rate is defined as OSHA recordable incidents x 200,000 / hours worked. Lost Time Injury Rate is defined as OSHA days away from work cases x 200,000 / hours worked. Severity Rate is defined as OSHA days away from work x 200,000 / hours worked.

2 Source: 2019 U.S. DOL Bureau of Labor Statistics

Coronavirus (COVID-19)

Our leadership teams, safety professionals, and nursing team have been instrumental in our responsible handling of the COVID-19 pandemic. Steelmaking and its ancillary support businesses are considered a “critical infrastructure industry” by the U.S. Department of Homeland Security and have been deemed an essential business in all of the states in which we operate. As such, our businesses have remained operational throughout the COVID-19 outbreak. Our teams are our most valued priority and we took decisive, conservative actions and implemented numerous additional health-related protocols and policies very early in 2020, when it became apparent there was a risk to our teams. We believe these steps were and remain critical in protecting our teams, their families, and our communities. During 2020, none of our operations has been closed or idled due to the COVID-19 pandemic.

Talent Development and Educational Opportunities

Our people represent the foundation of our six strategic pillars. Their continued education and talent development is paramount to our success. Our education assistance and development programs encourage personal growth so individuals can remain current in their areas of responsibility, as well as develop new skills for advancement. Our senior leadership plays a key role in our development programs, linking our culture to critical, proven leadership concepts. As we continue to grow, building talent and creating opportunities within our teams is one of our most important tasks and is critical to our long-term success. We have numerous programs and development initiatives designed to develop our employees.

Compensation Structure

We believe in empowering our teams and rewarding them for their achievements through a four-tiered, performance-based compensation framework. The various components of our compensation programs promote a balance of high-return growth, effective capital investment, low-cost operations, and risk mitigation. By rewarding our teams based on their performance as an individual, as a team, as a company, and based on shareholder concerns, we believe we have the ultimate alignment with our stakeholders. This is achieved through the following methods:

●	Individual performance awards consist of an individual’s base compensation, which is determined by their individual performance, responsibilities, and skills.
●	Team performance awards are based on departmental results, rewarding cost effectiveness and quality production. Our performance-based incentive programs reward team members for reducing waste and increasing efficiency, while also producing quality products for our customers. These awards can be well over 100% of base wages, based on strong performance and on the teams doing things that are within their control.
●	Company-wide performance awards unite everyone through our profit-sharing program, which is based on consolidated pretax profitability, and our 401(k) match, which is based on consolidated return on assets.
●	Alignment with our shareholders and the pursuit of long-term value creation is fostered through the issuance of restricted stock units. Each full-time, non-union, United States-based team member receives annual equity awards. These awards generally have a two-year vesting period, supporting retention and company-wide strategy alignment.

Our compensation framework helps ensure that we remain strong with best-in-class performance and retain top talent even in economic downturns. We all share in the company’s success, as well as the challenges.

Workplace Philosophy

Our people are the foundation of our success and are our most important resource. Our culture safeguards all people and requires each person to be treated fairly and with dignity. We have equal employment opportunity, no tolerance for harassment of any kind, respect for human rights, diversity, and inclusion – all of which focus on our expectations of treating every person with the utmost respect. Our leadership is reminded of these expectations and receives recurring training on these critical topics.

We work together as a unified team and respect each other as individuals. Our team-based compensation structure reinforces this philosophy. We strive to create an open and inclusive environment, ensuring the best ideas are recognized regardless of the position or the individual. We believe these ideals will continue to drive our success.

Given the value our team members provide, retention is a key metric to our company. In 2020, our overall employee retention was approximately 86%, with steel operations retention of 94%.

Segments

We have three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Refer to Notes 1 and 13 in the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K for more thorough segment information.

Steel Operations Segment

Steel operations consist of our six EAF steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous steel coating and processing lines. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Our steel operations accounted for 74%, 76%, and 75% of our consolidated net sales during 2020, 2019 and 2018, respectively. We currently are predominantly a domestic steel company, with exported sales representing 4% of our steel segment net sales during 2020 and 2019, and 5% in 2018.

Our steel operations consist primarily of steelmaking and numerous coating operations. We have approximately 8.4 million tons of flat roll steel annual shipping capacity, comprised of 6.4 million tons of flat roll steel capacity at our Butler and Columbus Flat Roll Divisions. We have additional 2.0 million tons of flat roll steel shipping capacity through The Techs and our Heartland Flat Roll Division – acquired June 29, 2018, as well as distribution of metallic coated and pre-paint products through United Steel Supply (USS) – acquired 75% equity interest March 1, 2019. We have annual flat roll galvanizing capability of 3.9 million tons and painting capability of 1.2 million tons. We also have approximately 4.4 million tons of long product steel capacity at our long products divisions. Once completed, our new Southwest-Sinton Flat Roll Division will increase our total annual steel capacity by over 25%.

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

The following chart summarizes our steel operations primary products and the estimated percentage of tons sold by end market:

Steel Operations Products and Tons Sold by End Market		Construction - Metal Building	Construction - Light Commercial & Residential	Construction - Heavy	Construction - Appliance & HVAC	Automotive	Heavy Equipment	Other Transportation, Including Rail	Agriculture	Energy	Pipe & Tube	Other Manufacturing
Steel Operations Tons Sold by End Market (based on 2020 tons shipped)		13%	19%	9%	7%	12%	1%	6%	2%	5%	7%	19%
Divisions and Products		48%										
Sheet Steel Products:												
Butler and Columbus Flat Roll Divisions		•	•		•	•		•	•	•	•	•
Hot Roll (HR)	HR, and pickled and oiled HR sheet steel											
Cold Roll (CR)	CR sheet steel											
Metallic Coated	HR and CR galvanized, HR galvannealed, CR galvannealed, and Galvalume® sheet steel											
Painted	Pre-paint sheet steel											
The Techs - Processing		•	•	•	•	•			•	•	•	•
Metallic Coated	HR galvanized, CR galvanized, and Galfan® sheet steel											
Heartland Flat Roll Division - Processing		•	•		•						•	
Hot Roll and Cold Roll	HR pickled and oiled, and CR sheet steel											
Metallic Coated	CR galvanized sheet steel											
United Steel Supply - Distribution		•	•									
Metallic Coated	HR and CR galvanized, and Galvalume® sheet steel											
Painted	Pre-paint sheet steel											
Long Products:												
Structural and Rail Division			•	•			•	•		•		•
Structural Steel Beams	Wide flange, American Standard Beams, H Piling, and manufactured housing beams											
Rail	Standard strength carbon, intermediate alloy hardness, and premium grade											
Structural Shapes	Channels, angles and flat bars											
	Reinforcing bar and smooth rounds: cut-to-length and coiled											
Engineered Bar Products Division				•		•	•	•	•	•	•	•
Special-Bar-Quality Merchant-Bar-Quality	Round-cornered squares Round bars Bar finishing											
Vulcan Threaded Products Processing	Threaded rod Bar finishing Cold drawn and heat treated bar		•	•						•		•
Roanoke Bar Division		•	•	•		•	•	•	•	•		•
Merchant Steel Light Structural Shapes	Channels, angles, and flat bars Rounds Reinforcing Bar											
Steel of West Virginia			•	•			•	•		•		•
Wide Flange Beams Standard Beams Channels Specialty Steel Sections Flats	Fabrication and finishing Cut-to-length Galvanizing and coating Punching

SHEET STEEL PRODUCTS

Our sheet steel products, consisting of hot roll, cold roll and coated steel products are currently produced by our Butler and Columbus Flat Roll Divisions, and our numerous downstream coating lines, including The Techs, Heartland Flat Roll Division and USS. Our sheet steel operations represented 69% of steel operations net sales in 2020, and 70% in 2019 and 2018. We produced 7.6 million, 7.8 million, and 7.5 million tons of sheet steel at these facilities in 2020, 2019, and 2018, respectively.

We shipped the following sheet steel products volumes at each of these facilities (tons):

	2020	2019	2018
Butler Flat Roll Division	2,971,548	3,034,254	3,093,419
Columbus Flat Roll Division	2,918,187	3,106,293	3,113,600
The Techs	822,101	847,815	806,345
Heartland Flat Roll Division	525,542	507,319	167,921
United Steel Supply	351,785	230,523	-

The following chart summarizes the types of sheet steel products sold by sales dollars, during the respective years, with cold roll and coated products representing value-added products:

Customers. Steel processors and service centers typically act as intermediaries between primary sheet steel producers and the many end-user manufacturers that require further processing of hot roll coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The Columbus Flat Roll Division allows us to capitalize on the industrial markets in the Southern United States and Mexico, as well as further expand our customer base in painted, and line and other pipe products. Galvanized flat roll products produced by our Butler and Columbus Flat Roll Divisions are similar and are sold to a similar customer base. The Techs and Heartland Flat Roll Division specialize in the galvanizing of specific types of flat roll steels in primarily non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. USS adds a complementary distribution channel for metallic coated and pre-paint flat roll steel coils to the niche regional roll-former market, serving the roofing and siding industry. This connected us to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer. USS provides continued growth to one of our highest-margin flat roll steel products. Our sheet steel operations also provide a substantial portion of the sheet steel utilized in our steel fabrication operations.

The following chart summarizes the types of end-customers who purchased our sheet steel products, by sales dollars, during the respective years:

Sheet Steel Customers

60%
50%
40%
30%
20%
10%
0%
34%
30%
30%
19%
29%
33%
2%
4%
4%
17%
12%
9%
6%
7%
6%
22%
18%
18%
Service Centers
Construction
HVAC
Pipe & Tube
Automotive
Other OEM
2018
2019
2020

LONG PRODUCTS

Our long steel products, consists of a wide array of differentiating products produced by our four mills and Vulcan Threaded Products, Inc. (Vulcan), a downstream finishing operation.

Structural and Rail Division produces a variety of parallel flange beams and channel sections, as well as flat bars and large unequal leg angles, and reinforcing bar including custom cut-to-length, smooth bar, and coiled. We also produce standard strength carbon, intermediate alloy hardness, and premium grade rails in 40 to 320 feet length for the railroad industry. Our state-of-the art heat treating system allows us to produce high quality premium rail, which has been certified by all Class I railroads. In addition, our rail-welding facility has the ability to weld (Continuous Welded Rail) in lengths up to 1,600 feet, which offers substantial savings to the railroads both in terms of initial capital cost and through reduced maintenance. We also utilize Structural and Rail Division’s excess capacity to supply our Engineered Bar Products Division with pull-through volume of billets to utilize its excess rolling capacity.

Engineered Bar Products Division produces a broad range of engineered special-bar-quality (SBQ), merchant-bar-quality (MBQ) and other engineered round steel bars. We also have a bar finishing facility, which provides various downstream finishing operations for SBQ steel bars, including turning, polishing, straightening, chamfering, precision saw-cutting, and heat-treating capabilities. Vulcan produces threaded rod product, and cold drawn and heat treated bar, creating strategic pull-through demand of our special-bar-quality products.

Roanoke Bar Division produces merchant products, including channels, angles, flats, merchant rounds, and reinforcing steel bar. Excess steel billet production is sold to mills without sufficient melting capacities, including our Steel of West Virginia facility. Our steel fabrication operations also purchase angles from Roanoke Bar Division.

Steel of West Virginia produces a wide array of specialty merchant bar products and frequently performs fabrication and finishing operations on those products, such as cutting to length, additional straightening, hole punching, shot blasting, welding, galvanizing, and coating. Through this array of products and additional finishing, we create custom finished products that are generally placed directly into our customers’ assembly operations.

We shipped the following long products volumes at each of these facilities (tons):

	2020	2019	2018
Structural and Rail Division	1,663,915	1,469,356	1,630,235
Rail production (included above)	283,141	302,821	295,706
Engineered Bar Products Division	555,620	650,408	827,049
Roanoke Bar Division	505,387	529,479	559,801
Steel of West Virginia	328,998	358,827	315,603

Customers. The principal customers for our structural steel products are steel service centers, steel fabricators and various manufacturers. Service centers, though not the ultimate end-user, provide valuable mill distribution channels to the fabricators and manufacturers, including small quantity sales, repackaging, cutting, preliminary processing and warehousing. The steel rail marketplace in the United States, Canada and Mexico is specialized and defined, with eight Class I railroads and a large distribution network.

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

Steel Competition. The markets in which we conduct business are highly competitive with an abundance of competition in the carbon steel industry from North American and foreign integrated and mini-mill steelmaking and processing operations. We compete in numerous industry sections, most significantly tied to the construction, automotive, and other manufacturing sectors. In many applications within these industry sections, steel competes with other materials, such as aluminum, cement, composites, plastics, carbon fiber, glass and wood. Some of our products are commodities, subject to their own cyclical fluctuations in supply and demand. However, we are focused on providing a broad range of diversified value-added products that de-emphasize commodity steel. The primary competitive influences on products we sell are price, quality and value-added services.

Metals Recycling Operations Segment

The metals recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, and brokerage and scrap management services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers, throughout the United States, and Central and Northern Mexico. In August 2020, we completed the acquisition of Zimmer, S.A. de C.V. (Zimmer), a Mexican metal recycling company, which is an important part of our raw material procurement strategy for our new steel mill in Sinton, Texas. Our metals recycling operations accounted for 11% of our consolidated net sales during 2020 and 2019, and 13% in 2018. Export sales represented 10%, 9% and 8% of metals recycling segment net sales during 2020, 2019 and 2018, respectively.

We shipped the following from our metals recycling operations:

	2020	2019	2018
Ferrous metal total (gross tons)	4,591,881	4,627,214	5,123,553
Shipments to our steel mills	3,184,451	3,061,257	3,346,135
Percent of total to our steel mills	69%	66%	65%

Nonferrous metals (thousands of pounds)	977,882	1,068,208	1,131,412

We sell various grades of processed ferrous scrap primarily to steel mills and foundries. Ferrous scrap metal is the primary raw material for EAF’s, such as our steel mills. In addition, we sell various grades of nonferrous metals such as copper, brass, aluminum, and stainless steel, to aluminum, steel and ingot manufacturers, brass and bronze ingot makers, copper refineries and mills, smelters, specialty mills, alloy manufacturers, and other consumers.

We purchase processed and unprocessed ferrous and nonferrous scrap metals, in a variety of forms for our metals recycling facilities.

Ferrous scrap comes from two primary sources:

●	Manufacturers and industrial plants, metal fabrication plants, machine shops and factories, which generate ferrous scrap referred to as prompt or industrial scrap, and
●	Scrap dealers, retail individuals, auto wreckers, demolition firms and others who provide steel and iron scrap, referred to as obsolete scrap. Obsolete scrap includes scrap recycled from end-of-life items, such as automobiles, appliances, and machinery.

Nonferrous scrap comes from three primary sources:

●	Manufacturers and other nonferrous scrap sources, which generate or sell scrap aluminum, copper, stainless steel, and other nonferrous metals,
●	Producers of items such as electric wire, telecommunication service providers, aerospace, defense and recycling companies that generate nonferrous scrap consisting primarily of copper wire, aluminum beverage cans, and various other metals and alloys, and
●	Retail individuals who sell material directly to our facilities, which they collect from a variety of sources.

We do not purchase a significant amount of scrap metal from a single source or from a limited number of major sources. Market demand and the composition, quality, size, weight, and location of the materials are the primary factors that determine prices.

Products. Our metals recycling operations primarily involve the purchase, processing, and resale of ferrous and nonferrous scrap metals into reusable forms and grades. We process an array of ferrous products through a variety of methods, including sorting, shredding, shearing, cutting, and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap and other scrap metal products, such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces, and residual alloys. The necessary characteristics of the ferrous products are determined by the specific needs and requirements of the consumer and affect the individual product’s relative value. We process numerous grades of nonferrous products, including aluminum, brass, copper, stainless steel, and other nonferrous metals. Additionally, we provide transportation logistics (truck, rail, and river barge), marketing, brokerage, and scrap management services, providing competitive price and cost advantages to our suppliers and customers. We design, install, and manage customized scrap management programs for industrial manufacturing companies.

Customers. We sell various grades of processed ferrous scrap to end-users, such as EAF steel mills, integrated steelmakers, foundries, secondary smelters, and metal brokers, who aggregate materials for other large users. Ferrous scrap metal is the primary raw material for electric arc furnaces, such as our steel mills. Most of our ferrous scrap customers purchase processed scrap through negotiated spot sales contracts which establish a quantity purchase for the month. The price we charge for ferrous scrap depends upon market demand and pricing, transportation costs, as well as the quality and grade of the scrap.

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

We also face potential competition for sales of processed scrap from other producers of steel products, such as EAF and integrated steel mills, some of which like us are also vertically integrated in the scrap metals recycling business. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pig iron, pelletized iron, hot briquetted iron (HBI), direct reduced iron (DRI), and other forms of processed iron. The availability and relative prices of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap and could result in lower prices and/or lower demand for our scrap products.

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

Steel fabrication operations accounted for 9% of our consolidated net sales during 2020 and 2019, and 8% in 2018. We sold 666,000, 644,000, and 642,000 tons of joist and deck products during 2020, 2019, and 2018, respectively.

Products. Our steel fabrication operations produce steel building components, including steel joists, girders, and trusses, and steel deck. Our joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our deck products include a full range of steel decking: roof, form, composite floor, specialty architectural, floor systems, and bridge deck.

Customers and Markets. Our primary steel fabrication operations customers are non-residential steel fabricators, such as metal building companies, general construction contractors, developers, brokers and governmental entities. Our customers are located throughout the United States, including national accounts. Our steel fabrication operations maintain approximately one-third of the total domestic steel joist and deck market of approximately 2.3 million tons in 2020, and 2.1 million tons in 2019 and 2018. We believe we are well positioned with our national footprint as the non-residential construction market remains strong, and we have available capacity that can be deployed as needed.

Competition. We compete with other North American joist and steel deck producers primarily on the basis of price, quality, customer service, and proximity to the customer. Our national footprint allows us to service the entire domestic non-residential construction market, as well as national accounts such as large retail chains, including their related omni-channel distribution centers, and certain specialty deck customers.

Other Information

Sources, Availability, and Cost of Steel and Other Operations’ Raw Materials

Scrap Metals. The principal raw material of our steel operations is scrap metal derived from, among other sources "home scrap”, generated internally at steel mills themselves; industrial scrap, generated as a by-product of manufacturing; and obsolete scrap recycled from end-of-life automobiles, appliances, and machinery, and demolition scrap from obsolete structures, containers and machines.

Ferrous scrap typically comprises more than 80% of the metallic melt mix in EAF steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 25% to 35%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be increased or reduced in our metallic melt mix.

Many variables can impact ferrous scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of domestic steel production (high quality low-residual scrap is a by-product of steel manufacturing activity), the level of exports of scrap from the United States, and the amount of obsolete scrap production. In addition, domestic ferrous scrap prices generally have a strong correlation and spread to global pig iron pricing. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. When scrap prices greatly accelerate, this can challenge one of the principal elements of an EAF based steel mill’s traditional lower cost structure—the cost of its metallic raw material.

Iron Units. In addition to scrap, pig iron, DRI, HBI, and internally sourced liquid pig iron are used in our EAF steel mill production. During 2020, 2019, and 2018, we consumed 10.4 million, 10.6 million and 10.9 million tons, respectively, of metallic materials in our steelmaking furnaces, of which, iron units other than scrap, represented approximately 13% of the tons in 2020 and 2019, and 14% in 2018.

Energy Resources

Electricity. Electricity is a significant input required in the EAFs in our steelmaking operations, representing between 4% and 5% of steel production costs of goods sold in 2020, 2019 and 2018. We have entered into fixed price electricity contracts for the Butler Flat Roll Division, Columbus Flat Roll Division, Roanoke Bar Division and Steel of West Virginia, while our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Structural and Rail Division purchases electricity at current market prices and through fixed price forward contracts.

Research and Development

Our research and development activities have consisted of efforts to expand, develop and improve our steel products and operating processes, such as our planned Southwest-Sinton Flat Roll Division, and our efforts to develop and improve alternative ironmaking technologies. Most of these research and development efforts have been conducted in-house by our employees.

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

Pursuant to the Resource Conservation and Recovery Act (RCRA), which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency, or United States EPA, and authorized state or local environmental agencies may conduct inspections to identify alleged violations or areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to take corrective action to address any such releases. RCRA also allows citizens to bring certain suits against regulated facilities for potential damages and cleanup. Our steelmaking and certain other facilities generate wastes subject to RCRA. Our operations produce various by-products, some of which, for example EAF dust, are often categorized as hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect such by-products in pollution control equipment, such as baghouses, and then recycle what’s possible, and appropriately dispose of the remaining unusable by-products. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action at these facilities, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act, known as (CERCLA) or (Superfund), the United States EPA, state agencies and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of waste, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states have statutes and regulatory authorities similar to CERCLA that can also apply. We have a number of material handling agreements with various contractors to properly dispose of or recycle our EAF dust and certain other by-products of our operations. However, we cannot assure that, even if there has been no fault by us, we may not still be cited as a waste generator by reason of an environmental cleanup at a site to which our by-products were transported.

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

Available Information

Our internet website address is www.steeldynamics.com. We make available on our internet website, under "Investors,” free of charge, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, as well as press releases, ownership reports pursuant to Section 16(a) of the Securities Act of 1933, our Code of Ethics for Principal Executive Officers and Senior Financial Officers, our Code of Business Conduct and Ethics, and any amendments thereto or waivers thereof, as well as our Audit, Compensation, and Corporate Governance and Nominating Committee Charters. The contents of our or any other website are not incorporated into this report.

ITEM 1A.          RISK FACTORS

Many factors may have an effect on our business, results of operations, financial condition and cash flows. We are subject to various risks resulting from changing economic, environmental, political, industry, business and financial conditions. The factors, as may be exacerbated by the impact of the COVID-19 pandemic, described below represent our principal risks.

Global and National Risks Related to our Business

Our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent, is affected by domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a recession.

Our financial results are substantially dependent not only upon overall economic conditions in the United States and globally, including North America, Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. Global or domestic actions or conditions, including political actions, trade policies or restrictions, such as the United States-Mexico-Canada Agreement (USMCA), changes in tax laws, terrorism, natural disasters, or pandemics, epidemics, widespread illness or other health issues, such as COVID-19, could result in changing economic conditions in the United States and globally, disruptions to or slowdowns in our business or our global or domestic industry, or those of our customers or suppliers upon whom we are dependent. Additionally, periods of slower than anticipated economic growth could reduce customer confidence and adversely affect demand for our products and further adversely affect our business, results of operations, financial condition and cash flows. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn or continued uncertainty, including the pace of domestic non-residential construction activity.

Our business is also dependent upon certain industries, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets, and these industries are also cyclical in nature. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, raw material and energy costs, consumer demand and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of volatility in our industry or in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. A downturn in our industry or the industries we serve may adversely affect our business, results of operations, financial condition and cash flows.

A prospective decline in consumer and business confidence and spending, which is often coupled with reductions in the availability of credit or increased cost of credit, as well as volatility in the capital and credit markets, may adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our customers and suppliers. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit may adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. A disruption of the credit markets could also result in financial instability of some of our customers and suppliers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our business, results of operations, financial condition and cash flows.

Global steelmaking overcapacity and imports of steel into the United States have adversely affected, and may continue to adversely affect, United States steel prices, which, together with increased scrap prices, may adversely affect our business, results of operations, financial condition and cash flows.

Global steelmaking capacity currently exceeds global consumption of steel products, which adversely affects United States and global steel prices. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel and steel products, including pre-fabricated long product steel, at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel and steel products, including pre-fabricated steel, into the United States, have exerted, and may continue to exert, downward pressure on United States steel and steel products prices, which adversely affects our business, results of operations, financial condition and cash flows. Fluctuations in the value of the dollar can also affect imports, as strong United States dollar makes imported products less expensive, potentially resulting in more imports of steel products into the United States by our foreign competitors. Furthermore, anticipated additional domestic steel capacity could increase this global overcapacity. This, in turn, may also increase domestic demand for ferrous scrap. Our results of operations, financial condition and cash flows are driven primarily from the metal spread achieved from the price we sell steel and steel products compared to the price of our metallic raw materials, including scrap. During prolonged periods of steel and steel products overcapacity, leading to lower selling prices, combined with high demand for scrap and raw materials, leading to higher buying prices, our metal spreads could be compressed, which may adversely affect our business, results of operations, financial condition and cash flows.

United States steel producers compete with many foreign producers, including those in China, Vietnam and other Asian and European countries. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, at times due to imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Additionally, low iron ore prices, resulting in disruption of the scrap price correlation to iron ore, leads to reduced global costs to produce steel, further depressing steel import prices. A higher volume of steel imports into the United States tends to occur at depressed prices when foreign steelmaking countries experience periods of economic difficulty, decreased demand for steel products or excess capacity. The global steelmaking overcapacity is exacerbated by Chinese steel production capacity that far exceeds that country’s demand and has made China a major global exporter of steel, resulting in weakened global steel pricing than otherwise would be expected. While tariffs pursuant to Section 232 of the Trade Expansion Act of 1962, as amended (Section 232), other measures to curb unfair trade such as duties or quotas, and the renegotiation of trade agreements with other countries, including the USMCA, have decreased the volume of steel and steel products imports, domestic steel and steel products prices remain negatively impacted by excessive imports of steel and steel products. Should the Section 232 tariffs, duties or quotas expire or be relaxed, repealed or circumvented by importers of steel and steel products, or should trade agreements be renegotiated, downward pressure may be exerted on United States steel and steel products prices, which may adversely affect our business, results of operations, financial condition and cash flows.

Pandemics, epidemics, widespread illness or other health issues, such as the COVID-19 pandemic may adversely affect our business, results of operations, financial condition, cash flows, liquidity, and stock price.

The COVID-19 pandemic has and may continue to adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price. Other pandemics, epidemics, widespread illness or other health issues may also adversely affect us. The COVID-19 pandemic has resulted in various government actions globally, including United States federal and state governmental actions designed to slow the spread of the virus and its impacts. These actions have included quarantines, “shelter in place,” “stay at home” and “social distancing” orders, business shutdowns and restrictions, travel restrictions and other mitigation efforts, which, among other things, have impacted and may further impact demand for our products, as well as our supply chain. These measures, along with further voluntary measures by businesses and individuals, have impacted and may further impact our working conditions, productivity and operations, as well as those of our customers and suppliers. These mitigation measures have also adversely affected and may continue to adversely affect the United States and global economies, resulting in increased unemployment in the United States and the communities in which we operate. However, due to our variable compensation system that rewards productivity, as well as our low fixed cost structure, we have not and do not expect in the future to significantly reduce our workforce due to the COVID-19 pandemic.

We have been identified by the U.S. Department of Homeland Security as a critical infrastructure industry and have been deemed an essential business in all of the states in which we operate. This has permitted us to continue to advance our commitment to our customers and meet their demand by operating our business consistent with federal guidelines and state and local orders, including social distancing guidelines. Our teams are our most valued priority, and we have implemented numerous process and procedural initiatives to ensure the health and safety of our people, their families and our communities. We have adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures, among many other actions. These health and safety initiatives have not and are not expected to have a material effect on our operations, but further required limitations and restrictions may adversely affect our results of operations.

Additionally, while we have not currently curtailed our operations, a prolonged COVID-19 pandemic, resurgence or further spread of the virus could further materially reduce demand for our products and thus, reduce the productivity of our operations and adversely affect our business, results of operations, financial condition and cash flows. Certain of our customers and suppliers, such as those in the automotive, energy and related industries, have experienced and in the future may experience temporary shutdowns or significant demand reductions, adversely affecting our operations. Further reduced demand for our products or raw material supply availability due to shutdowns or slowdowns in businesses may further adversely affect our volumes and margins, results of operations, financial condition and cash flows. In the event equipment or supplier personnel from foreign countries are delayed due to COVID-19 related constraints, our ability to complete construction and commissioning of our new Southwest-Sinton Flat Roll Division could be delayed beyond the expected commencement of operations in mid-year 2021. The COVID-19 pandemic has also caused volatility in the financial and capital markets and led to new and expanded governmental programs and initiatives, which affected and may further affect our stock price.

There is considerable uncertainty regarding the economic and industry impacts, including duration, from the COVID-19 pandemic and the measures introduced to curtail its spread and its impacts. In the event vaccinations for COVID-19 have unanticipated side-effects, are not widely administered or have more limited than expected benefits, the effects of COVID-19 on the economy and our business could worsen. Although these highly uncertain future impacts cannot be reasonably estimated at this time, general economic conditions, business closures, slow payments from customers, increased bankruptcies, and labor restrictions may adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price.

Industry Risks Related to our Business

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

The steel manufacturing business is cyclical in nature, and the selling price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, a number of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction and manufacturing industries. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Economic difficulties, stagnant or slow global economies, supply/demand imbalances and currency fluctuations in the United States or globally may decrease the demand for our products or increase the amount of imports of steel into the United States, which may decrease our sales, margins and profitability.

Volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes, supplies, and our potential inability to pass higher costs on to our customers, may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials, including scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as zinc, graphite electrodes and ferroalloys. Our principal raw material is scrap metal derived primarily from industrial scrap and end-of-life automobiles, appliances and machinery, and demolition scrap from obsolete structures, containers, and machinery. The prices for scrap are subject to market forces largely beyond our control, including demand by United States and foreign steel producers, freight costs and speculation. The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and the prices for scrap have varied significantly in the past, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over EAF mills. While our vertical integration into the metals recycling business and our liquid pig-iron operations are expected to enable us to continue being a cost-effective supplier to our own steelmaking operations, for some of our metallics requirements, we still rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

The availability and prices of raw materials, and supplies may also be negatively affected by new, existing, or changing laws and regulations, including those that may impose output limitations or higher costs associated with climate change or GHG allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations, the availability and cost of transportation, and competing uses. As a major producer of galvanized steel products, we purchase and consume a large amount of zinc, which if purchased at high prices, may adversely affect our profit margins. Any inability to secure a consistent, cost-effective and timely supply of our raw materials and supplies may adversely affect our business, financial condition, results of operations and cash flows.

Additionally, our inability to pass on all or any substantial part of any cost increases or to provide for our customers’ needs because of the potential unavailability of raw materials or supplies, may result in production slowdowns or curtailments or may otherwise adversely affect our business, financial condition, results of operations and cash flows.

The cost and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions.

Steel producers like us consume large amounts of energy to melt ferrous scrap in EAFs and reheat steel for rolling into finished products. We rely on third parties for the supply of energy resources we consume in our steelmaking activities. The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions, often affected by weather conditions as well as political, environmental and economic factors beyond our control. As consumers of electricity and natural gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption, including power outages or power unavailability. Prolonged blackouts or brownouts or disruptions caused by natural disasters or by political or environmental considerations would substantially disrupt our production. Since a significant portion of our finished steel products are delivered by truck, unforeseen fluctuations in the price of fuel would also adversely affect our costs or the costs of many of our customers.

Compliance with and changes in environmental and remediation requirements may result in substantially increased capital requirements and operating costs.

Existing laws or regulations, as currently interpreted or as may be interpreted in the future, as well as future laws or regulations, may adversely affect our results of operations and financial condition.

We are subject to numerous local, state, federal and international statutory and regulatory environmental requirements relating to, among other things:

●the generation, storage, treatment, handling and disposal of solid and hazardous waste and secondary materials;

●	the discharge of materials into the air, including periodic changes to the National Ambient Air Quality Standards and to emission standards;

●the management, treatment and discharge of wastewater and storm water;

●the use and treatment of groundwater;

●the remediation of soil and groundwater contamination;

●climate change legislation or regulation;

●the need for and the ability to timely obtain air, water or other environmental permits;

●the timely reporting of certain chemical usage, content, storage and releases;

●the remediation and reclamation of land used in our operations;

●natural resource protections; and

●the protection of our employees’ health and safety.

Compliance with environmental laws and regulations, which affect our steelmaking, metals recycling, liquid pig-iron, and copper and aluminum production operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license may result in substantial fines and penalties, capital expenditures, operational changes, suspension of operations and/or the closure of a subject facility. Similarly, delays, increased costs and/or the imposition of onerous conditions to the securing or renewal of permits may adversely affect these operations.

Uncertainty regarding adequate pollution control levels, testing and sampling procedures, and new pollution control technology are factors that may increase our future compliance expenditures. We are unable to predict the ultimate cost of future compliance with environmental requirements or their effect on our operations. Although we strive to be in substantial compliance with all applicable laws and regulations, legal requirements frequently change and are subject to interpretation such that regulatory agencies may bring enforcement actions for alleged noncompliance. Private parties might also bring claims against us under citizen suit provisions and/or for property damage or personal injury allegedly resulting from our operations. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding the application of existing requirements are among the factors that may increase our future expenditures to comply with environmental requirements. The cost of complying with existing laws or regulations as currently interpreted or reinterpreted in the future, or with future laws or regulations, may adversely affect our results of operations and financial condition.

Our operations produce significant amounts of by-products, some of which are handled as solid or hazardous waste or as hazardous secondary materials. For example, our steel mills generate EAF dust, which the United States Environmental Protection Agency (United States EPA) and other regulatory authorities classify as hazardous waste and regulate accordingly unless recycled in an exempt manner.

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

Increased regulation associated with the environment, climate change, GHG emissions and sustainability could impose significant costs on both our steelmaking and metals recycling operations.

The United States government, various other governmental agencies, regulators, investors or other groups may introduce, request or require environmental monitoring, disclosures or regulations in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions limitations or trading mechanisms. Any such regulation or disclosure requirement could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with current or future laws, regulations or demands concerning the environment, climate change, GHG emissions and sustainability. Any adopted future regulations could negatively impact our ability, and that of our customers and suppliers, to compete with companies situated in areas not subject to or not complying with such limitations. We may see an increase in costs relating to our assets that emit GHGs as a result of these initiatives, which may impact our operations directly or through our customers and suppliers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.

Operational and Commercial Risks Related to our Business

We may face significant price and other forms of competition from other steel producers, scrap processors and alternative materials, which may adversely affect our business, financial condition, results of operations and cash flows.

The global markets in which steel companies and scrap processors conduct business are highly competitive and became even more so due to consolidations in the steel and scrap industries. Additionally, in many applications, steel competes with other materials, such as aluminum, cement, composites, plastics, carbon fiber, glass and wood. Increased use of alternative materials for any reason, including as a response to regulations, could decrease demand for steel or force other steel producers into new products or markets that compete more directly with us, and combined with increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which may adversely affect our business, financial condition, results of operations and cash flows.

Availability of an adequate source of supply is required for our metals recycling operations.

We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and generally have no obligation to sell recyclable metal to us. In periods of low industry scrap prices, scrap suppliers may elect to hold recyclable metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of scrap suppliers cease selling recyclable metal to us, we may be unable to recycle metal at desired levels which may adversely affect our results of operations and financial condition. In addition, a slowdown of industrial production in the United States reduces the supply of industrial grades of metal to the metal recycling industry, resulting in our having less recyclable metal available to process and sell.

We are subject to cybersecurity threats and may face risks to the security of our sensitive data and information technology, which may adversely affect our business, results of operations, financial condition and cash flows.

Increased global cybersecurity and information technology security requirements, vulnerabilities and threats and a rise in sophisticated and targeted cybercrime pose a risk to the security and functionality of our systems and information networks, and to the confidentiality, availability and integrity of sensitive data, including intellectual property, proprietary information, financial information, customer and supplier information, and personally identifiable information. Additionally, such cybersecurity vulnerabilities or attacks could result in an interruption of the functionality of our automated and electronically controlled manufacturing operating systems, which, if compromised, could cease, threaten, delay or slow down our ability to melt, roll or otherwise process steel or any of our other products for the duration of such interruption. Our customers and suppliers may also store certain of our sensitive information on their information technology systems, which if breached or attacked, could likewise expose our sensitive information. Any of these cybersecurity and information technology breaches or disruptions may result in reputational harm and may adversely affect our business, results of operations, financial condition and cash flows.

Although we believe we have adopted procedures and controls to adequately protect our sensitive data, networks and information and operating technology and systems, there can be no assurance that a system or network failure, or cybersecurity breach or attack, will be prevented, whether due to attacks by cyber criminals or due to employee, contractor or other error or malfeasance. This could lead to system interruption, production delays or downtimes and operational disruptions, and the disclosure, modification or destruction of sensitive data, which may adversely affect our reputation, customer and supplier relationships, financial results and results of operations, and could result in litigation or regulatory investigations, actions, fines or penalties, as well as increased cybersecurity monitoring and protection costs, including the cost of insurance. Additionally, as cybersecurity threats continue to evolve and become more sophisticated, we may need to invest additional time, resources and finances to protect the security of our sensitive data, systems and information networks. We maintain an information security risk insurance policy to mitigate the impact of cybersecurity threats and we did not incur any net expenses from information security breach penalties and settlements during 2020, 2019, or 2018.

We may face risks associated with the implementation of our growth strategy.

Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, enter into new product or process initiatives, acquire or build additional plants, acquire other businesses and assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These expansions and transactions may involve some or all of the following risks:

●the risk of entering product or domestic or foreign geographic markets in which we have little experience;

●the risk of a newly constructed steel mill being completed over budget or not on time;

●the risk of not being able to adequately obtain sufficient labor to efficiently build or staff a new steel mill;

●	the risk of expected markets, products, customers and demand for products produced by a new steel mill being lower than expected;
●	the difficulty of competing for acquisitions and other growth opportunities with companies having materially greater financial resources than us;

●the inability to realize anticipated synergies or other expected benefits;

●the difficulty of integrating new or acquired operations and personnel into our existing operations;

●the potential disruption of ongoing operations;

●the diversion of financial resources or management attention to new operations or acquired businesses;

●the loss of key employees, customers or suppliers of acquired businesses;

●the potential exposure to unknown liabilities;

●the inability of management to maintain uniform standards, controls, procedures and policies;

●the difficulty of managing the growth of a larger company;

●	the risk of becoming involved in labor, commercial, or regulatory disputes or litigation related to the new operations or acquired businesses;

●the risk of becoming more highly leveraged;

●the risk of contractual or operational liability to other venture participants or to third parties as a result of our participation;

●the inability to work efficiently with joint venture or strategic alliance partners; and

●the difficulties of terminating joint ventures or strategic alliances.

Our new Southwest-Sinton Flat Roll Division is under construction in Sinton, Texas, and is planned to commence operations in mid-year 2021, with a total expected capital investment of approximately $1.9 billion. The project is subject to the above risks, as well as unfavorable weather conditions, natural disasters, delayed equipment deliveries and installations, or other conditions outside our control which could increase the capital investment or delay the commencement of operations of our new EAF steel mill. As we begin operations, we could face additional risks related to human capital attraction, development and retention, as well as start-up inefficiencies. Additionally, customer, product, or geographic markets we expect to serve may not be as profitable as currently expected, which may adversely affect our prospects, business, financial condition, results of operations and cash flows.

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

We are subject to litigation and legal compliance risks which may adversely affect our financial condition, results of operations and liquidity.

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

Unexpected equipment downtime or shutdowns may adversely affect our business, financial condition, results of operations and cash flows.

Interruptions in our production capabilities may adversely affect our production costs, products available for sale and earnings during the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our EAFs, continuous casters and rolling equipment, some of which are controlled by our information technology systems, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or other events, including cybersecurity breaches or attacks or system failures. We have experienced plant shutdowns or periods of reduced production as a result of such equipment failures and may in the future experience plant shutdowns or periods of reduced production as a result of such equipment failures, or other events. These disruptions may adversely affect our business, financial condition, results of operations and cash flows.

Governmental agencies may refuse to grant or renew some of our licenses and permits.

We must receive licenses and air, water and other permits and approvals from state and local governments to conduct certain of our operations or to build, expand or acquire new facilities, such as our new EAF flat roll steel mill in Sinton, Texas, currently under construction in Sinton, Texas. Governmental agencies, non-governmental organizations, and members of the public sometimes resist the establishment of certain types of facilities in their communities. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to do so may adversely affect our business, financial condition, results of operations and cash flows.

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

Impairment charges may adversely affect our results of operations.

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

Accordingly, we periodically test goodwill, long-lived tangible and intangible assets and right of use assets to determine whether their estimated fair value is in fact less than their value recorded on our balance sheet. If we determine that the fair value of any of these assets, from whatever cause, is less than the value recorded on our balance sheet, we are required to incur non-cash asset impairment charges that adversely affect our results of operations. There can be no assurances that continued market dynamics or other factors may not result in future impairment charges.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The following table describes our significant properties as of December 31, 2020. These properties are owned by us, and not subject to any significant encumbrances, or are leased by us. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. For additional information regarding our significant facilities please refer to Item 1. Business.

			Site	Site
			Acreage	Acreage
Operations	Location	Description	Owned	Leased
Steel Operations Segment *
Butler Flat Roll Division:
Butler Operations	Butler, IN	Flat Roll Steel Mill and Coating Facility	997	—
Jeffersonville Operations	Jeffersonville, IN	Flat Roll Steel Coating Facility	27	10
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
Columbus Flat Roll Division	Columbus, MS	Flat Roll Steel Mill and Coating Facility	1,387	—
Southwest-Sinton Flat Roll Division	Sinton, TX	Flat Roll Steel Mill and Coating Facility **	2,487	—
The Techs	Pittsburgh, PA	Flat Roll Steel Coating Facilities	16	2
Heartland Flat Roll Division	Terre Haute, IN	Flat Roll Steel Cold-Rolling and Coating Facility	193	—
United Steel Supply	IN, MS, OR, and TX	Distributor of Painted Galvalume® Flat Roll Steel	12	3
Structural and Rail Division	Columbia City, IN	Structural and Rail Steel Mill	692	—
Engineered Bar Division	Pittsboro, IN	Engineered Bar Steel Mill and Finishing Facility	312	—
Vulcan Threaded Products	Pelham, AL	Bar Steel Processing Facility	29	—
Roanoke Bar Division	Roanoke, VA	Merchant Bar Steel Mill	290	—
Steel of West Virginia	WV, KY, and TN	Specialty Shapes Steel Mill and Finishing	139	6
		and Coating Facilities

Metals Recycling Operations Segment
OmniSource:
Alabama	Birmingham, AL	Ferrous Scrap Processing	—	5
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	380	26
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	186	—
Mississippi	Multiple Cities	Ferrous and Nonferrous Scrap Processing	54	13
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	346	—
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	212	21
Oklahoma	Sand Springs, OK	Ferrous Scrap Processing	—	5
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	65	—
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	121	—
Mexico	Multiple Cities	Ferrous and Nonferrous Scrap Processing	—	37

Steel Fabrication Operations Segment
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Joist and Deck Fabrication Facility	156	—
Joist Operations	Fallon, NV	Steel Joist Fabrication Facility	53	—
Joist and Deck Operations	Hope, AR	Steel Joist and Deck Fabrication Facility	245	4
Joist Operations	Juarez, MX	Steel Joist Fabrication Facility	17	—
Joist and Deck Operations	Lake City, FL	Steel Joist and Deck Fabrication Facility	75	—
Deck Operations	Memphis, TN	Deck Fabrication Facility	19	—
Joist and Deck Operations	Salem, VA	Steel Joist and Deck Fabrication Facility	63	—

The company’s corporate headquarters is in Fort Wayne, Indiana on 20 owned acres. Our copper rod and wire facility, a controlled subsidiary, is in New Haven, Indiana on 35 owned acres.

* Our 2020 steel mill production utilization was 86% of our estimated annual steelmaking capability.

** Southwest-Sinton Flat Roll Division is under construction, with planned commencement of operations mid-year 2021.

ITEM 3.          LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of December 31, 2020.

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

As of February 19, 2021, we had 211,005,100 shares of common stock outstanding and held beneficially by approximately 24,100 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,420) is not representative of the number of beneficial holders.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, we did not purchase any of our equity securities that are registered under Section 12(b) of the Exchange Act. At December 31, 2020, we had $444.0 million remaining available to purchase our equity securities under our share repurchase program.

Total Return Graph

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth the selected consolidated financial and operating data of Steel Dynamics, Inc. The selected consolidated operating, other financial and balance sheet data, as of and for each of the years in the five-year period ended December 31, 2020, were derived from our audited consolidated financial statements. You should read the following data in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

You should also read the following information in conjunction with the data in the table on the following page:

●	Construction of the Southwest-Sinton Flat Roll Division (Sinton) began in 2019, with operations planned to begin mid-year 2021. Capital expenditures for Sinton were $927.7 million in 2020 and $205.1 million in 2019.
●	On August 3, 2020, we completed the acquisition of Zimmer for a total cash purchase price of $60.0 million. Zimmer operations, including its approximately 1,000 employees, are reflected in our metals recycling operations from the date of acquisition.
●	On March 1, 2019, we completed the acquisition of 75% of the equity interest of United Steel Supply, LLC, for a total cash purchase price of $97.1 million. USS operations are reflected in our steel operations from the date of acquisition.
●	On June 29, 2018, we completed the acquisition of Heartland Steel Processing, LLC (formerly known as Companhia Siderurgica Nacional, LLC) (Heartland), for a total cash purchase price of $434.0 million. Heartland operations are reflected in our steel operations from the date of acquisition.
●	In the fourth quarter of 2017, we recorded a tax benefit related primarily to the impact of the revaluation of the company’s deferred tax assets and liabilities as of December 31, 2017, using the lower federal tax rate enacted in the Tax Cuts and Jobs Act of 2017, which increased net income and net income attributable to Steel Dynamics, Inc. by $180.6 million, and basic and diluted earnings per share by $0.75.
●	In the fourth quarter of 2016, we recorded a non-cash asset impairment charge associated with the company’s Minnesota ironmaking operations and certain OmniSource assets, which reduced 2016 operating and pretax income by $132.8 million, net income by $89.5 million, net income attributable to Steel Dynamics, Inc. by $76.4 million, and basic and diluted earnings per share by $0.31.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(dollars and shares in thousands, except per share data)
Operating data:
Net sales	$9,601,482	$10,464,991	$11,821,839	$9,538,797	$7,777,109
Gross profit	1,434,728	1,530,984	2,322,814	1,582,014	1,334,864
Operating income	847,142	986,880	1,722,409	1,066,881	727,966
Asset impairment charges reflected in operating income	(19,409)	-	-	-	(132,839)
Net income	570,828	677,900	1,255,805	805,796	360,006
Net income attributable to Steel Dynamics, Inc.	550,822	671,103	1,258,379	812,741	382,115

Basic earnings per share	$2.61	$3.06	$5.38	$3.38	$1.57
Weighted average common shares outstanding	211,140	219,639	233,923	240,132	243,576

Diluted earnings per share	$2.59	$3.04	$5.35	$3.36	$1.56
Weighted average common shares and share
equivalents outstanding	212,345	220,748	235,193	241,781	245,298

Dividends declared per share	$1.00	$0.96	$0.75	$0.62	$0.56

Capital expenditures	$1,198,055	$451,945	$239,390	$164,935	$198,160

Other data (unaudited):
Shipments:
Steel operations segment (net tons)	10,718,333	10,816,641	10,609,763	9,726,977	9,245,946

Metals recycling operations segment
Ferrous metals (gross tons)	4,591,881	4,627,214	5,123,553	4,952,973	5,070,380
Nonferrous metals (thousands of pounds)	977,882	1,068,208	1,131,412	1,086,799	1,103,505

Steel fabrication operations segment (net tons)	665,679	644,411	641,698	627,274	562,725

Steel mill production (net tons)	9,620,207	9,466,955	9,836,979	9,119,207	8,693,800

Number of employees	9,625	8,385	8,200	7,635	7,695

Balance sheet data:
Cash and equivalents and short-term investments	$1,368,618	$1,643,634	$1,057,003	$1,028,649	$841,483
Property, plant and equipment, net	4,105,569	3,135,886	2,945,767	2,675,904	2,787,215
Total assets	9,265,562	8,275,765	7,703,563	6,855,732	6,423,732
Long-term debt (including current maturities)	3,102,676	2,734,344	2,376,723	2,381,940	2,356,826
Equity	4,189,612	3,921,241	3,775,989	3,195,068	2,777,459

Shares outstanding	210,914	214,503	225,272	237,397	243,785

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in steel and recycled metals market places, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate", "intend", "believe", "estimate", "plan", "seek", "project", or "expect", or by the words "may", "will", or "should", are intended to be made as "forward-looking", subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) domestic and global economic factors; (2) global steelmaking overcapacity and steel imports, together with increased scrap prices; (3) pandemics, epidemics, widespread illness or other health issues, such as the COVID-19 pandemic; (4) the cyclical nature of the steel industry and the industries we serve; (5) volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes, and our potential inability to pass higher costs on to our customers; (6) cost and availability of electricity, natural gas, oil, or other resources are subject to volatile market conditions; (7) compliance with and changes in environmental and remediation requirements; (8) increased regulation associated with the environment, climate change, greenhouse gas emissions and sustainability; (9) significant price and other forms of competition from other steel producers, scrap processors and alternative materials; (10) availability of an adequate source of supply for our metals recycling operations; (11) cybersecurity threats and risks to the security of our sensitive data and information technology; (12) the implementation of our growth strategy; (13) litigation and legal compliance, (14) unexpected equipment downtime or shutdowns; (15) governmental agencies may refuse to grant or renew some of our licenses and permits; (16) our senior unsecured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and (17) the impacts of impairment.

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

2020 Overview

Impact of COVID-19 on Our Business

In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and since that time, efforts to slow the contagion have impacted domestic and global economies. Countries, including the United States, issued “shelter in place” orders, temporarily closing non-essential businesses and restricting social interactions in an effort to slow the spread of COVID-19. States began to reopen during the second quarter 2020, and domestic manufacturing started to improve.

Steelmaking and its ancillary support businesses are considered a “critical infrastructure industry” by the U.S. Department of Homeland Security and we have been deemed an essential busines in all of the states in which we operate. As a result, all of our locations continued to operate during all of 2020 and continue to operate.

Our teams are our most valued priority, and we have implemented numerous additional process and procedural initiatives to ensure the health and safety of our people, their families, and our communities. We adjusted schedules to support social distancing, provided additional and more frequent sanitizing applications, provided additional protective measures, among many other actions.

Results Overview

While our consolidated results for 2020 represented our fourth best year based on net income, we were negatively impacted in the second quarter by the continuing effects of COVID-19 due to the related temporary closures of numerous domestic steel consuming businesses. This largely reversed during the third quarter, as most manufacturing activity resumed throughout the remainder of the year. Domestic steel demand rebounded meaningfully during the third and fourth quarters of 2020, driving higher steel shipments, as well as significantly higher scrap flows and profitability for our steel and metals recycling operations. The non-residential construction market remained strong, with construction activity largely intact, resulting in record 2020 shipments and operating income for our steel fabrication operations.

Consolidated operating income for 2020 decreased $139.7 million, or 14%, to $847.1 million, compared to $986.9 million in 2019. Net income attributable to Steel Dynamics, Inc. for 2020 decreased $120.3 million, or 18%, to $550.8 million, compared to 2019. Diluted earnings per share attributable to Steel Dynamics, Inc. was $2.59 for 2020, compared to $3.04 for 2019.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding results of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018, and segment operating results for 2019 as compared to 2018.

Segment Operating Results (dollars in thousands)

	Years Ended December 31,
	2020	% Change	2019

Net sales
Steel Operations	$7,455,637	(9)%	$8,234,179
Metals Recycling Operations	2,403,140	(4)%	2,494,014
Steel Fabrication Operations	906,364	(6)%	963,259
Other	501,187	25%	400,747
	11,266,328		12,092,199
Intra-company	(1,664,846)		(1,627,208)
	$9,601,482	(8)%	$10,464,991

Operating income (loss)
Steel Operations	$889,480	(14)%	$1,030,554
Metals Recycling Operations	32,991	102%	16,308
Steel Fabrication Operations	120,575	1%	119,099
Other	(188,525)	(1)%	(186,159)
	854,521		979,802
Intra-company	(7,379)		7,078
	$847,142	(14)%	$986,880

Steel Operations Segment

Steel operations consist of our six EAF steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills with numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets (see Item 1. Business). Steel operations accounted for 74% and 76% of our consolidated net sales during 2020 and 2019, respectively.

Steel Operations Shipments (tons):

	Years Ended December 31,
	2020	% Change	2019
Total shipments	10,718,333	(1)%	10,816,641
Intra-segment shipments	(1,001,396)		(975,372)
Steel Operations Segment shipments	9,716,937	(1)%	9,841,269

External shipments	9,257,334	(2)%	9,402,608

Steel Operations Segment
Shipments and Average Selling Price
3,000
2,500
2,000
1,500
1,000
500
0
Shipped Tons (in 000's)
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
Average Selling Prices per Ton
$899
$876
$803
$760
$773
$751
$728
$810
2,437
2,489
2,487
2,428
2,594
2,261
2,438
2,424
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
2019 Shipments: 9,841
2019 Average Selling Price: $835
2020 Shipments: 9,717
2020 Average Selling Price: $766
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Segment Results 2020 vs. 2019

COVID-19 negatively impacted our steel operations during 2020, most notably in the second quarter. Domestic steel demand and raw material supply were robust early in the year, but demand from many steel consuming industries and scrap generation significantly reduced during the second quarter 2020, as the automotive sector and its supply chain temporarily closed. As a result, a significant amount of higher-cost domestic steel production was idled. As travel restrictions and stay at home orders were lifted, and the broader manufacturing base restarted mid-year, steel demand quickly recovered, resulting in steel operations segment shipments decreasing only 1% in 2020, as compared to 2019, reflecting the overall strong steel demand environment. As demand improved in the second half of 2020, some domestic steel production remained idled. When coupled with extremely low steel inventory levels throughout the supply chain, flat roll steel index prices increased over $500 per ton from August through the end of the year. However, overall steel segment operations average selling prices decreased 8%, or $69 per ton, in 2020 compared to 2019. Net sales for the steel operations segment decreased 9% in 2020 when compared to 2019, due to the 8% decrease in average steel selling prices and minimal decline in shipments.

Metallic raw materials used in our EAFs represent our single most significant steel manufacturing cost, generally comprising approximately 50 to 60% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills decreased $25, or 9%, in 2020 compared to 2019.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 8% in 2020 compared to 2019. Due to this metal spread contraction, coupled with the slight decrease in shipments, operating income for the steel operations decreased 14%, to $889.5 million, in 2020 compared to 2019.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. In August 2020, we completed the acquisition of Zimmer, whose post-acquisition operations are included in 2020 results. Our steel mills utilize a large portion (approximately 69% in 2020 and 66% in 2019) of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Metals recycling operations accounted for 11% of our consolidated net sales during 2020 and 2019.

Metals Recycling Operations Shipments:

	Years Ended December 31,
	2020	% Change	2019
Ferrous metal (gross tons)
Total	4,591,881	(1)%	4,627,214
Inter-company	(3,184,451)	4%	(3,061,257)
External shipments	1,407,430	(10)%	1,565,957

Nonferrous metals (thousands of pounds)
Total	977,882	(8)%	1,068,208
Inter-company	(146,753)		(144,229)
External shipments	831,129	(10)%	923,979

Segment Results 2020 vs. 2019

As stated previously, our metals recycling operations benefitted from a rebound in manufacturing in steel consuming industries during the second half of 2020. Scrap flows increased as temporary closures of domestic automotive and other steel consuming manufacturers and their related supply chain were lifted. In addition, domestic steel mill utilization rates rose from the trough experienced in the second quarter 2020, resulting in increased ferrous scrap demand and significantly higher selling prices. However, net sales for our metals recycling operations decreased 4% in 2020 as compared to 2019, as total annual shipments decreased, most notably in the second quarter. Ferrous scrap average selling prices increased 10% during 2020 compared to 2019, while nonferrous pricing was flat year over year. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 27%, while nonferrous metal spread decreased 4% in 2020 compared to 2019. Metals recycling operations operating income in 2020 of $33.0 million increased 102% from 2019 operating income of $16.3 million, due to ferrous metal spread expansion and positive operating results from our Zimmer acquisition, which more than offset decreases in ferrous and nonferrous shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% of our consolidated net sales during 2020 and 2019.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
$1,575
$1,538
$1,464
$1,419
$1,356
$1,364
$1,375
$1,351
145
157
169
173
163
160
180
163
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
2019 Shipments: 644
2019 Average Selling Price: $1,495
2020 Shipments: 666
2020 Average Selling Price: $1,362
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Segment Results 2020 vs. 2019

Net sales for the steel fabrication operations decreased $56.9 million, or 6%, during 2020 compared to 2019, as shipments increased 3% to a record 666,000 tons, while average selling prices decreased $133 per ton, or 9%. As our steel fabrication operations continue to leverage our national operating footprint, market demand, orders and backlog continued to be strong in 2020, indicating resilience of the non-residential construction market during COVID-19.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased by 14% in 2020, as compared to 2019, consistent with decreased steel selling prices in our steel operations. Average selling prices decreased 9%, with resulting metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreasing 2%, as the decrease in selling prices per ton outpaced the decrease in the cost of purchased steel. Operating income increased $1.5 million to a record $120.6 million in 2020 compared to 2019, as increased shipments more than offset decreased metal spread.

Other Operations

Consolidated Results 2020 vs. 2019

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 9%, or $41.0 million, to $477.5 million during 2020 compared to 2019, representing 5.0% and 4.2% of net sales, respectively. This increase relates primarily to non-capitalized expenses incurred during construction of our new Southwest-Sinton Flat Roll Division. Profit sharing expense was $61.7 million in 2020, a decrease of $16.3 million from the $78.0 million earned during 2019. The company-wide profit sharing plan represents 8% of pretax earnings; therefore, our lower 2020 earnings resulted in lower profit sharing.

Interest Expense, net of Capitalized Interest. During 2020, interest expense of $94.9 million decreased $32.2 million from the $127.1 million incurred during 2019 due to decreased interest rates from our December 2019, June 2020, and October 2020 refinancing of $1.95 billion of high yield senior notes with lower interest senior notes, and increased capitalized interest in 2020 in conjunction with construction of our new Southwest-Sinton Flat Roll Division.

Other (Income) Expense, net. Net other expense of $46.8 million in 2020 included $33.1 million of costs of premiums, write off of unamortized debt issuance costs, and other expenses related to the call and redemption of our 5 1/4% senior notes due 2023, 5.500% senior notes due 2024, and 4.125% senior notes due 2025. Net other income of $15.6 million in 2019 included interest income of $28.0 million associated with our invested cash and short-term investments, compared to only $9.0 million in 2020, due to lower interest rates on decreasing invested cash and short-term investment balances in 2020.

Income Tax Expense. During 2020, income tax expense of $134.7 million, representing an effective income tax rate of 19.1%, was down 32% from $197.4 million, representing an effective income tax rate of 22.6%, during 2019, consistent with decreased income before income taxes. The decrease in effective tax rate in 2020 relates primarily to the release of deferred tax asset valuation allowance and increased federal tax credits. Refer to Note 4. Income Taxes to the consolidated financial statements elsewhere in this report for additional information.

Included in the balance of unrecognized tax benefits at December 31, 2020, are potential benefits of $9.0 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2020, we recognized benefits from the decrease of interest expense and penalties of $450,000, net of tax. In addition to the unrecognized tax benefits noted above, we had $828,000 accrued for the payment of interest and penalties at December 31, 2020.

We file income tax returns in the United States federal jurisdiction as well as income tax returns in various state jurisdictions. The tax years 2017 through 2019 remain open to examination by the Internal Revenue Service and various state and local jurisdictions. At this time, we do not believe there will be any significant examination adjustments that would result in a material change to our financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months in an amount ranging from zero to $3.3 million, as a result of the expiration of the statute of limitations and other federal and state income tax audits.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, currently including those related to our new Southwest-Sinton Flat Roll Division, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, potential stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at December 31, 2020, is as follows (in thousands):

Cash and equivalents	$1,368,618
Unsecured revolver availability	1,188,096
Total liquidity	$2,556,714

Our total outstanding debt increased $368.3 million during 2020, due to our October 2020 issuance of the 2027 Notes and 2050 Notes as described below. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 41.6% and 40.2% at December 31, 2020, and December 31, 2019, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At December 31, 2020, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At December 31, 2020, our interest coverage ratio and debt to capitalization ratio were 10.71:1.00 and 0.42:1.00, respectively. We were, therefore, in compliance with these covenants at December 31, 2020, and we anticipate we will continue to be in compliance during the next twelve months.

In October 2020, we issued $350.0 million of 1.650% notes due 2027 and $400.0 million of 3.250% notes due 2050. The net proceeds from these notes were used to fund the November 2020 call and redemption of the $350.0 million outstanding principal amount of our 4.125% senior notes due 2025 at a redemption price of 102.063%, plus accrued and unpaid interest to, but not including, the date of redemption, and for general corporate purposes. We recorded expenses related to premiums and write off of unamortized debt issuance costs of approximately $10.3 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2020.

In June 2020, we issued $400.0 million of 2.400% notes due 2025 and $500.0 million of 3.250% notes due 2031. The net proceeds from these notes were used to fund the June 2020 call and redemption of the $400.0 million outstanding principal amount of our 5 1/4% senior notes due 2023 at a redemption price of 100.875%, and the $500.0 million outstanding principal amount of our 5.500% senior notes due 2024 at a redemption price of 102.750%, plus accrued and unpaid interest to, but not including, the date of redemption. We recorded expenses related to premiums, write off of unamortized debt issuance costs, and other expenses of approximately $22.8 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2020.

Working Capital. We generated cash flow from operations of $987.0 million in 2020. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $50.6 million (3%) to $1.7 billion at December 31, 2020, consistent with increased sales during the fourth quarter of 2020, as compared to the fourth quarter of 2019.

Capital Investments. During 2020, we invested $1.2 billion in property, plant and equipment, primarily within our steel operations segment, compared with $451.9 million invested during 2019. The increase in 2020 versus 2019 primarily relates to our new Southwest-Sinton Flat Roll Division, which represented $927.7 million in 2020. We enter 2021 with sufficient liquidity of $2.6 billion to provide for our planned 2021 capital requirements, including those necessary to finish construction of our new steel mill in Sinton, Texas.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.25 per share in the first quarter 2020 (from $0.24 per share in 2019), resulting in declared cash dividends of $210.5 million during 2020, compared to $209.5 million during 2019. We paid cash dividends of $209.2 million and $200.3 million during 2020 and 2019, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020 our board of directors authorized a share repurchase program of up to $500 million of our common stock, subsequent to the completion of a 2018 board authorized share repurchase program of up to $750 million of our common stock during the first quarter of 2020. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The 2020 share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The 2020 share repurchase program does not have an expiration date. We repurchased 4.4 million shares of our common stock for $106.5 million during 2020, all within the first quarter, fully expending the remaining purchases available under the 2018 program, leaving $444.0 million remaining available to purchase under the 2020 program. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial, business and ongoing COVID-19 conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including borrowings under our Revolver, if necessary, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and anticipated capital expenditures noted above.

Contractual Obligations and Other Long-Term Liabilities

We have the following minimum commitments under contractual obligations, including purchase obligations, as defined by the Securities and Exchange Commission. A “purchase obligation” is defined as an agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Other long-term liabilities are defined as long-term liabilities that are reflected on our balance sheet under generally accepted accounting principles. Based on this definition, the following table includes only those contracts which include fixed or minimum obligations. It does not include normal purchases, which are made in the ordinary course of business. The following table provides aggregated information about outstanding contractual obligations and other long-term liabilities as of December 31, 2020 (in thousands):

	Payments Due By Period
	Total	2021	2022 & 2023	2024 & 2025	2026 & After
Long-term debt (1)	$3,158,658	$86,894	$8,154	$806,926	$2,256,684
Estimated interest payments on debt (2)	1,004,214	101,694	199,984	179,611	522,925
Purchase obligations (3)	624,809	265,736	168,035	51,739	139,299
Construction commitments (4)	561,064	561,064	-	-	-
Lease commitments	106,421	20,734	31,222	20,306	34,159
Other commitments (5)	1,390	225	400	325	440
Total (6)	$5,456,556	$1,036,347	$407,795	$1,058,907	$2,953,507
(1)	The long-term debt payment information presented above assumes that our senior notes remain outstanding until maturity. Refer to Note 3. Long-term Debt to the consolidated financial statements elsewhere in this report for additional information regarding these transactions, and our long-term debt.
(2)	The estimated interest payments shown above assume interest rates of 2.800% on our $400.0 million senior unsecured notes due December 2024; 2.400% on our $400.0 million senior unsecured notes due June 2025; 5.00% on our $400.0 million senior unsecured notes due December 2026; 1.650% on our $350.0 million senior unsecured notes due October 2027; 3.450% on our $600.0 million senior unsecured notes due April 2030; 3.250% on our $500.0 million senior unsecured notes due January 2031; 3.250% on our $400.0 million senior unsecured notes due October 2050; 0.200% commitment fee on our available Revolver; and an average of 2.5% on our other debt of $108.7 million.
(3)	Purchase obligations include commitments we have for the purchase of such commodities as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. These arrangements have “take or pay” or other similar commitment provisions. We have utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. Refer to Note 9. Commitments and Contingencies to the consolidated financial statements elsewhere in this report for additional information.
(4)	Construction commitments relate to firm contracts we have with various vendors for the completion of certain construction projects at our various divisions at December 31, 2020. Construction commitments related to our new Southwest-Sinton Flat Roll Division mill comprise $515.2 million of this total. Refer to Note 9. Commitments and Contingencies to the consolidated financial statements elsewhere in this report for additional information.
(5)	Other commitments principally relate to deferred compensation plan obligations.
(6)	We expect to make cash outlays in the future related to our unrecognized tax benefits; however, due to the uncertainty of the timing, we are unable to make reasonably reliable estimates regarding the period of cash settlement with the respective taxing authorities. Accordingly, unrecognized tax benefits and related interest and penalties of $13.7 million as of December 31, 2020, have been excluded from the contractual obligations table above. Refer to Note 4. Income Taxes to the consolidated financial statements elsewhere in this report for additional information.

Other Matters

Inflation

We believe that inflation has not had a material effect on our results of operations.

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2020, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $34.0 million and capital expenditures related to environmental compliance of approximately $87.3 million, of which approximately $83.7 million is related to the construction of our new Southwest-Sinton Flat Roll Division. Of the costs incurred during 2020 for monitoring and compliance, approximately 70% were related to the normal transportation of certain types of waste produced in our steelmaking processes and other facilities, in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $2.4 million at all of our facilities during 2020. We have an accrual of $6.0 million recorded for environmental remediation related to our metals recycling operations, and $2.6 million related to our idled Minnesota ironmaking operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity. However, environmental laws and regulations evolve and change, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

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

Revenue Recognition and Credit Losses. Except for our steel fabrication operations, we recognize revenues at the point in time the performance obligation is satisfied, and control of the product is transferred to the customer upon shipment or delivery, at the amount of consideration the company expects to receive, including any variable consideration. The variable consideration included in the company’s steel operations segment contracts, which is not constrained, include estimated product returns and customer claims based on historical experience, and may include volume rebates which are recorded on an expected value basis. Our steel fabrication operations segment recognizes revenue over time at the amount of consideration the company expects to receive. Revenue is measured on an output method representing completed fabricated tons to date as a percentage of total tons required for each contract. The company does not exercise significant judgements in determining the timing of satisfaction of performance obligations or the transaction price. Provision is made for estimated product returns and customer claims based on historical experience. If the historical data used in our estimates does not reflect future returns and claims trends, additional provision may be necessary. The allowance for credit losses for accounts receivable is based on our reasonable estimate of known credit risks and historical experience, adjusted for current and anticipated economic and other pertinent factors affecting our customers, that may differ from historical experience.

We are exposed to credit risk in the event of nonpayment by our customers, which in steel operations are principally intermediate steel processors and service centers that sell our products to numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Our metals recycling operations sell ferrous scrap to steel mills and foundries, and nonferrous scrap, such as copper, brass, aluminum and stainless steel to, among others, ingot manufacturers, copper refineries and mills, smelters, and specialty mills. Our steel fabrication operations sell fabricated steel joists and deck primarily to the non-residential construction market. We mitigate our exposure to credit risk, which we generally extend initially on an unsecured basis, by performing ongoing credit evaluations and taking further action when necessary, such as requiring letters of credit or other security interests to support the customer receivable. If the financial condition of our customers were to deteriorate for any reason, including the impact of COVID-19 on operations, resulting in the impairment of their ability to make payments, additional allowance may be required.

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

A long-lived asset is classified as held for sale upon meeting specified criteria related to ability and intent to sell. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of December 31, 2020, and 2019, the company reported $7.2 million and $8.0 million, respectively, of assets held for sale within other current assets in our consolidated balance sheet. An impairment loss is recognized for any initial or subsequent write-down of the asset held for sale to its fair value less cost to sell. For assets determined to be classified as held for sale in the year ended December 31, 2020 and 2019, the asset carrying amounts approximated their fair value less cost to sell. The company determined fair value using Level 3 fair value inputs as provided for under ASC 820, consisting of information provided by brokers and other external sources along with management’s own assumptions.

Events occurred during the fourth quarter of 2020, that represented impairment indicators related to the company’s noncore oil and gas joint ventures. Therefore, the company undertook a fourth quarter 2020 assessment of the recoverability of the carrying amounts of these joint ventures’ property, plant and equipment. Based on the joint ventures’ outlook at the time of this 2020 assessment, the company concluded that the carrying amounts of its property, plant and equipment were fully impaired. This assessment resulted in a total non-cash asset impairment charge of $19.4 million, which include amounts attributable to noncontrolling interests of $2.4, that in total served to reduce net income attributable to Steel Dynamics, Inc. by $12.0 million for the year ended December 31, 2020.

Goodwill.

Our goodwill, relating to various business combinations, consisted of the following at December 31 (in thousands):

	2020	2019

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	183,168	178,857
Steel Fabrication Operations Segment	1,925	1,925
	$457,226	$452,915

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

Our fourth quarter 2020, 2019, and 2018 annual goodwill impairment analyses did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail the goodwill impairment test in the near term, as the determined fair value of the reporting units with goodwill exceeded their carrying value by more than an insignificant amount. We will continue to monitor operating results within all reporting units throughout the upcoming year to determine if events and circumstances warrant interim impairment testing. Otherwise, all reporting units will again be subject to the required annual impairment test during the fourth quarter of 2021. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing fluctuations in interest rates are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings; however, we have not done so during 2020, 2019, or 2018.

The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt, as of December 31, 2020 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
		Average		Average
	Principal	Rate	Principal	Rate
Expected maturity date:
2021	$4,570	5.5%	$82,324	1.7%
2022	3,981	5.1	374	5.1
2023	3,799	4.9	-
2024	403,438	2.8	-
2025	403,488	2.4	-
Thereafter	2,256,684	3.4	-
Total debt outstanding	$3,075,960	3.2%	$82,698	1.7%
Fair value	$3,329,914		$82,698

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 12 years for air products. Our commitments for these arrangements with “take or pay” or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2021	$265,736
2022	124,961
2023	43,074
2024	35,248
2025	16,491
Thereafter	139,299
$624,809

We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our idled Minnesota ironmaking operations.

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2020, we had a cumulative unrealized loss associated with these financial contracts of $645,000, substantially all of which have settlement dates in 2021. We believe the customer contracts associated with the financial contracts will be fully consummated.

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

We acquired Zimmer, S.A. de C.V. “Zimmer” on August 3, 2020. In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, we have elected to exclude Zimmer from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. Zimmer constituted approximately 1% of the company’s total and net assets as of December 31, 2020, and 1% of the company’s net sales for the year then ended.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020, the end of the period covered by this report.

/s/ Mark D. Millett	/s/ Theresa E. Wagler
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Steel Dynamics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steel Dynamics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Zimmer, S.A. de C.V., which is included in the 2020 consolidated financial statements of the Company and constituted 1% of total and net assets, respectively, as of December 31, 2020 and 1% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Zimmer, S.A. de C.V.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Steel Dynamics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill

Description of the Matter

At December 31, 2020, the Company’s goodwill was approximately $457 million. As discussed in Note 1 of the consolidated financial statements, the Company performs an impairment test for goodwill at least annually or when indicators of impairment exist.

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

Indianapolis, Indiana

March 1, 2021

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
Assets	2020	2019

Current assets
Cash and equivalents	$1,368,618	$1,381,460
Short-term investments	-	262,174
Accounts receivable, net of allowances for credit losses of $8,209 and $6,387 as of
December 31, 2020, and December 31, 2019, respectively	967,981	841,378
Accounts receivable-related parties	3,937	2,958
Inventories	1,843,548	1,689,043
Other current assets	74,363	76,012
Total current assets	4,258,447	4,253,025

Property, plant and equipment, net	4,105,569	3,135,886
Intangible assets, net	324,577	327,901
Goodwill	457,226	452,915
Other assets	119,743	106,038
Total assets	$9,265,562	$8,275,765
Liabilities and Equity
Current liabilities
Accounts payable	$760,536	$509,687
Accounts payable-related parties	8,919	3,657
Income taxes payable	2,386	2,014
Accrued payroll and benefits	201,778	208,287
Accrued interest	19,656	18,292
Accrued expenses	178,618	175,405
Current maturities of long-term debt	86,894	89,356
Total current liabilities	1,258,787	1,006,698

Long-term debt	3,015,782	2,644,988
Deferred income taxes	536,288	484,169
Other liabilities	106,479	75,055
Total liabilities	4,917,336	4,210,910

Commitments and contingencies

Redeemable noncontrolling interests	158,614	143,614

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
266,618,566 and 266,072,787 shares issued; and 210,914,264 and 214,502,639
shares outstanding, as of December 31, 2020, and December 31, 2019, respectively	648	646
Treasury stock, at cost; 55,704,302 and 51,570,148 shares,
as of December 31, 2020, and December 31, 2019 respectively	(1,623,747)	(1,525,113)
Additional paid-in capital	1,207,392	1,181,012
Retained earnings	4,758,969	4,419,296
Accumulated other comprehensive income (loss)	1,902	(7)
Total Steel Dynamics, Inc. equity	4,345,164	4,075,834
Noncontrolling interests	(155,552)	(154,593)
Total equity	4,189,612	3,921,241
Total liabilities and equity	$9,265,562	$8,275,765

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018

Net sales
Unrelated parties	$9,587,691	$10,451,132	$11,801,609
Related parties	13,791	13,859	20,230
Total net sales	9,601,482	10,464,991	11,821,839

Costs of goods sold	8,166,754	8,934,007	9,499,025
Gross profit	1,434,728	1,530,984	2,322,814

Selling, general and administrative expenses	477,450	436,498	416,640
Profit sharing	61,728	78,029	155,985
Amortization of intangible assets	28,999	29,577	27,780
Asset impairment charges	19,409	-	-
Operating income	847,142	986,880	1,722,409

Interest expense, net of capitalized interest	94,877	127,104	126,620
Other (income) expense, net	46,787	(15,561)	(23,985)
Income before income taxes	705,478	875,337	1,619,774

Income tax expense	134,650	197,437	363,969
Net income	570,828	677,900	1,255,805

Net (income) loss attributable to noncontrolling interests	(20,006)	(6,797)	2,574
Net income attributable to Steel Dynamics, Inc.	$550,822	$671,103	$1,258,379

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$2.61	$3.06	$5.38

Weighted average common shares outstanding	211,140	219,639	233,923

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$2.59	$3.04	$5.35

Weighted average common shares and share equivalents outstanding	212,345	220,748	235,193

Dividends declared per share	$1.00	$0.96	$0.75

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$570,828	$677,900	$1,255,805
Other comprehensive income (loss) - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax expense of $594, income tax benefit of $96,
and income tax expense of $94 for 2020, 2019 and 2018, respectively	1,909	(308)	301
Comprehensive income	572,737	677,592	1,256,106

Comprehensive (income) loss attributable to noncontrolling interests	(20,006)	(6,797)	2,574
Comprehensive income attributable to Steel Dynamics, Inc.	$552,731	$670,795	$1,258,680

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

							Accumulated
					Additional		Other			Redeemable
	Shares		Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Common	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at January 1, 2018	237,397	27,606	644	(665,297)	1,141,534	2,874,693	-	(156,506)	3,195,068	111,240
Dividends declared	-	-	-	-	-	(174,355)	-	-	(174,355)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	(2)	(2)	-
Share repurchases	(13,129)	13,129	-	(523,569)	-	-	-	-	(523,569)	-
Equity-based compensation	1,004	(185)	1	4,623	18,514	(397)	-	-	22,741	-
Net income (loss)	-	-	-	-	-	1,258,379	-	(2,574)	1,255,805	-
Other comprehensive income, net of tax	-	-	-	-	-	-	301	-	301	-
Balances at December 31, 2018	225,272	40,550	645	(1,184,243)	1,160,048	3,958,320	301	(159,082)	3,775,989	111,240
Dividends declared	-	-	-	-	-	(209,513)	-	-	(209,513)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	(2,308)	(2,308)	32,374
Share repurchases	(11,282)	11,282	-	(348,608)	-	-	-	-	(348,608)	-
Equity-based compensation	513	(262)	1	7,738	20,964	(614)	-	-	28,089	-
Net income	-	-	-	-	-	671,103	-	6,797	677,900	-
Other comprehensive (loss), net of tax	-	-	-	-	-	-	(308)	-	(308)	-
Balances at December 31, 2019	214,503	51,570	646	(1,525,113)	1,181,012	4,419,296	(7)	(154,593)	3,921,241	143,614
Dividends declared	-	-	-	-	-	(210,496)	-	-	(210,496)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	(20,965)	(20,965)	15,000
Share repurchases	(4,402)	4,402	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	813	(268)	2	7,895	26,380	(653)	-	-	33,624	-
Net income	-	-	-	-	-	550,822	-	20,006	570,828	-
Other comprehensive income, net of tax	-	-	-	-	-	-	1,909	-	1,909	-
Balances at December 31, 2020	210,914	55,704	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2020	2019	2018

Operating activities:
Net income	$570,828	$677,900	$1,255,805

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	325,789	321,082	317,198
Asset impairment charges	19,409	-	-
Equity-based compensation	55,598	47,631	43,317
Deferred income taxes	47,808	51,721	61,827
Other adjustments	30,974	1,413	(1,245)
Changes in certain assets and liabilities:
Accounts receivable	(111,920)	237,805	(145,873)
Inventories	(150,596)	217,866	(246,213)
Other assets	(1,547)	13,735	(3,475)
Accounts payable	182,509	(86,445)	37,904
Income taxes receivable/payable	32,551	(12,095)	26,471
Accrued expenses	(14,371)	(74,323)	69,753
Net cash provided by operating activities	987,032	1,396,290	1,415,469

Investing activities:
Purchases of property, plant and equipment	(1,198,055)	(451,945)	(239,390)
Purchases of short-term investments	(149,359)	(396,159)	(268,783)
Proceeds from maturities of short term investments	411,533	362,768	40,000
Acquisition of business, net of cash and restricted cash acquired	(60,012)	(97,106)	(433,998)
Other investing activities	2,634	5,756	6,907
Net cash used in investing activities	(993,259)	(576,686)	(895,264)

Financing activities:
Issuance of current and long-term debt	2,523,356	1,573,962	445,607
Repayment of current and long-term debt	(2,177,527)	(1,264,152)	(455,491)
Dividends paid	(209,248)	(200,271)	(168,913)
Purchases of treasury stock	(106,529)	(348,608)	(523,569)
Other financing activities	(37,100)	(27,561)	(18,501)
Net cash used in financing activities	(7,048)	(266,630)	(720,867)

Increase (decrease) in cash and equivalents, and restricted cash	(13,275)	552,974	(200,662)
Cash and equivalents, and restricted cash at beginning of period	1,387,397	834,423	1,035,085

Cash and equivalents, and restricted cash at end of period	$1,374,122	$1,387,397	$834,423

Supplemental disclosure information:
Cash paid for interest	$111,591	$134,550	$124,034
Cash paid for income taxes, net	$50,417	$155,525	$288,429

See notes to consolidated financial statements.

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is one of the largest and most diversified domestic steel producers and metals recycler. The company has three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Approximately 7% of the company’s workforce in six locations is represented by collective bargaining agreements, and agreements affecting 1% of the company’s employees at two locations expire during 2021.

Steel Operations Segment

Steel operations include the company’s six operating electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia, our under construction Southwest-Sinton Flat Roll Division, and Iron Dynamics; and steel coating and processing operations at The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (USS) – acquired 75% equity interest March 1, 2019, and Vulcan Threaded Products Inc. (Vulcan). Steel operations accounted for 74%, 76%, and 75% of the company’s consolidated net sales during 2020, 2019, and 2018, respectively.

Metals Recycling Operations Segment

Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 11% of the company’s consolidated net sales during 2020 and 2019, and 13% in 2018.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 9% of the company’s consolidated net sales during 2020 and 2019, and 8% in 2018.

Other

Other operations consist of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures, and our idle Minnesota ironmaking operations. Redeemable noncontrolling interests related to Mesabi Nugget (owned 84% by SDI) are $111.2 million at December 31, 2020, and 2019. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

The company’s steel fabrication operations segment recognizes revenue over time at the amount of consideration the company expects to receive. Revenue is measured on an output method representing completed fabricated tons to date as a percentage of total tons required for each contract. Revenue from fabrication of tons remaining on partially fabricated customer contracts as of a reporting date, and revenue from yet to be fabricated customer contracts, has not been disclosed under the practical expedient in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), paragraph ASC 606-10-50-14 related to customer contracts with expected duration of one year or less. The company does not exercise significant judgements in determining the timing of satisfaction of performance obligations or the transaction price. Shipment of products to customers, which occurs after control over the product has transferred to the customer and revenue is recognized, is considered a fulfillment activity with amounts billed to customers included in sales and costs associated with such included in cost of goods sold.

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

Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (ASU 2016-13), and its subsequent corresponding updates, which required an entity to use a forward-looking expected loss model versus the current incurred loss model for most financial instruments, including accounts receivable. The company adopted ASU 2016-13 effective January 1, 2020, using the modified retrospective transition method which resulted in no impact to the company’s financial position, results of operations or cash flows.

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

At December 31, 2020, the company reported $971.9 million of accounts receivable, net of allowances for credit losses of $8.2 million.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million, $5.9 million, $6.2 million, and $6.4 million at December 31, 2020, 2019, 2018, and 2017, respectively, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Short-term Investments

The short-term investments are classified as trading securities, and interest income is recorded as earned. The company held no short-term investments as of December 31, 2020, and $262.2 million as of December 31, 2019. Short-term investments held as of December 31, 2019, consisted of certificates of deposit of $41.1 million and commercial paper of $221.1 million, with contractual maturities of less than one year, when purchased.

Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2020	2019
Raw materials	$790,324	$686,831
Supplies	500,497	498,298
Work in progress	162,843	154,669
Finished goods	389,884	349,245
Total inventories	$1,843,548	$1,689,043

Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets acquired in acquisitions which are valued at fair value, which includes capitalized interest on construction in progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 20 years for plant, machinery and equipment, and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production-related steel operations segment assets, based on units produced, subject to minimum and maximum levels. Depreciation expense was $290.5 million, $285.6 million, and $283.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

The company’s property, plant and equipment consisted of the following at December 31 (in thousands):

	2020	2019
Land and improvements	$340,495	$333,879
Buildings and improvements	860,641	805,381
Plant, machinery and equipment	4,827,791	4,594,778
Construction in progress	1,302,689	390,676
	7,331,616	6,124,714
Less accumulated depreciation	3,226,047	2,988,828
Property, plant and equipment, net	$4,105,569	$3,135,886

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Intangible Assets

The company’s intangible assets consisted of the following at December 31 (in thousands):

				Weighted
				Average
			Useful	Amortization
	2020	2019	Life	Period
Customer, vendor and scrap generator relationships	$526,886	$501,212	5 to 25 years	21 years
Trade names	147,950	147,950	15 to 25 years	19 years
Other	1,350	1,350	5 years	5 years
	676,186	650,512		21 years
Less accumulated amortization	351,609	322,611
	$324,577	$327,901

The company utilizes an accelerated amortization methodology for customer, vendor and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Trade names are amortized using a straight-line methodology. Amortization of intangible assets was $29.0 million, $29.6 million, and $27.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Estimated amortization expense related to amortizable intangibles for the years ending December 31 is as follows (in thousands):

2021	$29,232
2022	27,840
2023	27,439
2024	26,701
2025	24,783
Thereafter	188,582
Total	$324,577

Impairment of Long-Lived Tangible and Definite-Lived Intangible Assets

The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. The company considers various factors and determines whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, the company’s strategy and capital planning, and the economic climate in markets to be served.

A long-lived asset is classified as held for sale upon meeting specified criteria related to ability and intent to sell. An asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As of December 31, 2020, and 2019, the company reported $7.2 and $8.0 million, respectively, of assets held for sale within other current assets in the consolidated balance sheet. An impairment loss is recognized for any initial or subsequent write-down of the asset held for sale to its fair value less cost to sell. For assets determined to be classified as held for sale in the years ended December 31, 2020 and 2019, the asset carrying amounts approximated their fair value less cost to sell.

Events occurred during the fourth quarter of 2020, that represented impairment indicators related to the company’s noncore oil and gas joint ventures. Therefore, the company undertook a fourth quarter 2020 assessment of the recoverability of the carrying amounts of these joint ventures’ property, plant and equipment. Based on the joint ventures’ outlook at the time of this 2020 assessment, the company concluded that the carrying amounts of its property, plant and equipment were fully impaired. This assessment resulted in a total non-cash asset impairment charge of $19.4 million, which include amounts attributable to noncontrolling interests of $2.4, that in total served to reduce net income attributable to Steel Dynamics, Inc. by $12.0 million for the year ended December 31, 2020.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Goodwill

The company’s goodwill consisted of the following at December 31 (in thousands):

	2020	2019

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	183,168	178,857
Steel Fabrication Operations Segment	1,925	1,925
	$457,226	$452,915

The increase in Metals Recycling Operations Segment goodwill at December 31, 2020 is related to the company’s acquisition of Zimmer, S.A. de C.V. (Zimmer) on August 3, 2020 (refer to Note 2. Acquisition), from which the company recorded $7.7 million of goodwill. Metals Recycling Operations Segment goodwill decreased $3.4 million in 2020 in recognition of the 2020 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill. Cumulative OmniSource goodwill impairment charges were $346.8 million at December 31, 2020 and 2019.

Impairment of Goodwill

At least once annually (as of October 1), or when indicators of impairment exist, the company performs an impairment test for goodwill. Goodwill is allocated to various reporting units, which are generally one level below the company’s operating segments. The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and by using a market approach based upon an analysis of valuation metrics of comparable peer companies, using Level 3 fair value inputs as provided for under ASC 820, Fair Value Measurement. If the fair value exceeds the carrying value of the reporting unit, there is no impairment. If the carrying amount exceeds the fair value, the company recognizes an impairment loss in the amount by which the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. No impairment was identified during the company’s 2020, 2019 or 2018 annual goodwill impairment analysis.

Equity-Based Compensation

The company has several stock-based employee compensation plans which are more fully described in Note 6. Equity-Based Incentive Plans. Compensation expense for restricted stock units, deferred stock units, restricted stock, stock appreciation awards, and performance awards is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company’s common stock on the grant date, and with respect to performance awards, an estimate of probability of award achievement during the performance period. The company recognizes forfeitures as they occur. Compensation expense for these stock-based employee compensation plans was $50.7 million, $43.3 million, and $38.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common stock equivalents as of and for the years ended December 31, 2020, 2019, and 2018.

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2020			2019
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$550,822	211,140	$2.61	$671,103	219,639	$3.06
Dilutive common share equivalents	-	1,205		-	1,109
Diluted earnings per share	$550,822	212,345	$2.59	$671,103	220,748	$3.04

	2018
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,258,379	233,923	$5.38
Dilutive common share equivalents	-	1,270
Diluted earnings per share	$1,258,379	235,193	$5.35

Concentration of Credit Risk

Financial instruments that potentially subject the company to significant concentrations of credit risk principally consist of temporary cash investments, short-term investments, and accounts receivable. When advantageous, the company places its temporary cash and short-term investments with high credit quality financial institutions and companies and limits the amount of credit exposure from any one entity. The company is exposed to credit risk in the event of nonpayment by customers. The company mitigates its exposure to credit risk, which it generally extends initially on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable.

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

Note 2. Acquisitions

Zimmer

On August 3, 2020, the company acquired 100% of Zimmer for cash consideration of $59.0 million, plus a customary working capital transaction purchase price adjustment of $1.0 million in the fourth quarter 2020. A portion of the consideration was used to pay off all existing borrowings of Zimmer in accordance with the purchase agreement. The transaction was funded with available cash. The acquisition of Zimmer is part of the company’s raw material procurement strategy to support its new Southwest-Sinton Flat Roll Division, which is planned to begin operations mid-year 2021. Headquartered in Monterrey, Mexico, Zimmer operates several ferrous and nonferrous scrap facilities strategically positioned near high-volume industrial scrap sources, and several third-party scrap processing locations, located throughout Central and Northern Mexico. Zimmer’s operating results from and after August 3, 2020, are reflected in the company’s financial statements in the metals recycling operations segment. The aggregate purchase price was allocated to the opening balance sheet of Zimmer as of the August 3, 2020, acquisition date based on the company’s valuation of the fair value of the acquired assets and assumed liabilities; $31.9 million of current and noncurrent assets, net of cash acquired, $18.3 million of property, plant and equipment, $25.7 million of intangible assets, $7.7 million of goodwill; and liabilities assumed of $23.6 million.

The fair values of inventory were determined on the market approach, property, plant and equipment on the cost approach and identifiable intangible assets on the income approach (vendor relationships using an incremental income with or without valuation method, and customer relationships using the multi-period excess earnings method). The company utilized a third party valuation firm to assist in the determination of fair value of vendor relationships and customer relationships. The company has determined that nonrecurring fair value measurements related to certain assets acquired rely primarily on company-specific inputs and the company’s assumptions about the use of the assets, as observable inputs, which are not available, and as such, reside within Level 3 as provided for under ASC 820. Goodwill recognized from the acquisition primarily relates to the expected contributions of Zimmer to the overall company strategy in addition to the acquired workforce, which is not separable from goodwill. The goodwill is not deductible for tax purposes. The identifiable intangible assets related to the acquisition consisted of vendor relationships and customer relationships, each with estimated useful lives of 15 years.

United Steel Supply

On March 1, 2019, the company purchased 75% of the equity interest of United Steel Supply, LLC (USS) for cash consideration of $93.4 million, plus a customary working capital transaction purchase price adjustment of $3.7 million, which was paid in September 2019. Additionally, the company has an option to purchase, after the third anniversary of the transaction, and the sellers have the option to require the company to purchase after the third anniversary of the transaction, the remaining 25% equity interest of USS, which is therefore reflected in redeemable noncontrolling interest in the consolidated balance sheet. Headquartered in Austin, Texas, USS is a leading distributor of painted Galvalume® flat roll steel used for roofing and siding applications, with distribution centers strategically located in Mississippi, Indiana, Arkansas, and Oregon. USS provides the steel operations segment a new, complementary distribution channel and connects it to a rapidly growing industry segment with customers that do not traditionally purchase steel directly from a steel producer. USS’s post-acquisition operating results are reflected in the company’s financial statements in the steel operations segment.

Heartland

On June 29, 2018, the company completed its acquisition of 100% of Heartland Steel Processing, LLC (formerly known as Companhia Siderurgica Nacional, LLC) (Heartland), for an initial cash purchase price of $396.4 million, plus a customary working capital transaction purchase price adjustment of $37.6 million, which was paid in September 2018. Located in Terre Haute, Indiana, Heartland produces various types of higher-margin, flat roll steel by further processing hot roll coils into pickle and oil, cold roll, and galvanized products. The acquisition expanded the company’s annual flat roll steel shipping capacity of lighter-gauge and greater width flat roll steel offerings that broadens and diversifies the company’s value-added product portfolio and provides operational and logistics benefits to other nearby operations. Heartland’s post-acquisition operating results are reflected in the company’s financial statements in the steel operations segment.

Note 3. Long-Term Debt

The company’s borrowings consisted of the following at December 31 (in thousands):

	2020	2019
2.800% senior notes due 2024	$400,000	$400,000
2.400% senior notes due 2025	400,000	-
5.000% senior notes due 2026	400,000	400,000
1.650% senior notes due 2027	350,000	-
3.450% senior notes due 2030	600,000	600,000
3.250% senior notes due 2031	500,000	-
3.250% senior notes due 2050	400,000	-
5 1/4% senior notes due 2023	-	400,000
5.500% senior notes due 2024	-	500,000
4.125% senior notes due 2025	-	350,000
Other obligations	108,658	114,472
Total debt	3,158,658	2,764,472
Less debt issuance costs and original issue discounts	55,982	30,128
Total amounts outstanding	3,102,676	2,734,344
Less current maturities	86,894	89,356
Long-term debt	$3,015,782	$2,644,988

Financing Activity

In October 2020, the company issued $350.0 million of 1.650% notes due 2027 and $400.0 million of 3.250% notes due 2050. The net proceeds from these notes were used to fund the October 2020 call and redemption of the $350.0 million outstanding principal amount of the company’s 4.125% senior notes due 2025 at a redemption price of 102.063%, plus accrued and unpaid interest to, but not including, the date of redemption, and for general corporate purposes. The company recorded expenses related to premiums and write off of unamortized debt issuance costs of approximately $10.3 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2020.

In June 2020, the company issued $400.0 million of 2.400% notes due 2025 and $500.0 million of 3.250% notes due 2031. The net proceeds from these notes were used to fund the June 2020 call and redemption of the $400.0 million outstanding principal amount of the company’s 5 1/4% senior notes due 2023 at a redemption price of 100.875%, and the $500.0 million outstanding principal amount of the company’s 5.500% senior notes due 2024 at a redemption price of 102.750%, plus accrued and unpaid interest to, but not including, the date of redemption. The company recorded expenses related to premiums, write off of unamortized debt issuance costs, and other expenses of approximately $22.8 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2020.

In December 2019, the company issued $400.0 million of 2.800% senior notes due 2024 and $600.0 million of 3.450% senior notes due 2030, the proceeds of which were used to fund the December 2019 call and redemption of the $700.0 million outstanding principal amount of the company’s 5.125% senior notes due 2021 at a redemption price of 100.000%, plus accrued and unpaid interest to, but not including, the date of repayment, and for general corporate purposes. The company recorded expenses related to write off of unamortized debt issuance costs and other expenses of $3.7 million, which are reflected in other expenses in the consolidated statement of income for the year ended December 31, 2019.

Senior Credit Facility, due 2024

The company has an unsecured credit agreement which has a senior unsecured revolving credit facility (Facility) which provides a $1.2 billion unsecured Revolver, which matures December 3, 2024. Subject to certain conditions, the company has the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to the company’s ability to incur indebtedness and permit liens on property. The company’s ability to borrow funds within the terms of the unsecured Revolver is dependent upon its continued compliance with the financial and other covenants. At December 31, 2020, the company had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

Note 3. Long-Term Debt (Continued)

The Facility pricing grid is adjusted quarterly and is based on either the company’s leverage of net debt (as defined in the Facility) to last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash items as allowed in the Facility), or the company’s credit ratings. The minimum pricing is LIBOR plus 1.125% or Prime plus 0.125%, and the maximum pricing is LIBOR plus 1.75% or Prime plus 0.75%. In addition, the company is subject to an unused commitment fee of between 0.15% and 0.275% (based on either our leverage of net debt to LTM consolidated adjusted EBITDA, or our credit ratings) which is applied to the unused portion of the Revolver.

The financial covenants under the Facility state that the company must maintain an interest coverage ratio of not less than 2.50:1.00. The company’s interest coverage ratio is calculated by dividing its LTM consolidated Adjusted EBITDA by its LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At December 31, 2020, the company’s interest coverage ratio and debt to capitalization ratio were 10.71:1.00 and 0.42:1.00, respectively. The company was, therefore, in compliance with these covenants at December 31, 2020, and anticipates remaining in compliance during the next twelve months.

Senior Unsecured Notes

The company has seven different tranches of senior unsecured notes (Notes) outstanding. These Notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. These Notes contain provisions that allow the company to redeem the Notes on or after the dates and at redemption prices (expressed as a percentage of principal amount) listed below.

Our $400.0 million of 2.800% senior notes due 2024 mature on December 15, 2024, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to November 15, 2024, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of November 15, 2024, at 100.000%.

Our $400.0 million of 2.400% senior notes due 2025 mature on June 15, 2025, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to May 15, 2025, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.35%; and as of May 15, 2025, at 100.000%.

Our $400.0 million of 5.000% senior notes due 2026 mature on December 15, 2026, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to December 15, 2021, up to 35% of principal amount at a redemption price of 105.000% using the proceeds from the sales of the company’s common stock, or at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.50%; as of December 15, 2021, at 102.500%; as of December 15, 2022, at 101.667%; as of December 15, 2023, at 100.833%; and as of December 15, 2024, at 100.000%.

Our $350.0 million of 1.650% senior notes due 2027 mature on October 15, 2027, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to August 15, 2027, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of August 15, 2027, at 100.000%.

Our $600.0 million of 3.450% senior notes due 2030 mature on April 15, 2030, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to January 15, 2030, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.25%; and as of January 15, 2030, at 100.000%.

Our $500.0 million of 3.250% senior notes due 2031 mature on January 15, 2031, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to October 15, 2030, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.40%; and as of October 15, 2030, at 100.000%.

Our $400.0 million of 3.250% senior notes due 2050 mature on October 15, 2050, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to April 15, 2050, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.30%; and as of April 15, 2050, at 100.000%.

Note 3. Long-Term Debt (Continued)

Other Obligations

Secured Loans. Two of the company’s controlled subsidiaries have entered into financing agreements for certain equipment which bear interest at an average rate of 5.3%, with monthly principal and interest payments required through 2028. The outstanding principal balance of these agreements was $9.6 million and $10.7 million at December 31, 2020, and 2019, respectively.

One of the company’s controlled subsidiaries has a secured credit agreement which provides a revolving variable rate credit facility of up to $100.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory, and is further secured with $30.0 million of letter of credit support from Steel Dynamics, Inc., which matures in August 2024. Interest, which was 1.65% at December 31, 2020, is payable monthly. Amounts due under the credit facility were $82.3 million and $64.6 million at December 31, 2020, and 2019, respectively.

Another of the company’s controlled subsidiaries has a secured credit agreement which provides a revolving variable rate credit facility of up to $50.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory, which matures in March 2021. Interest, which was 3.0% at December 31, 2020, is payable monthly. Amounts due under the credit facility were zero and $19.0 million at December 31, 2020, and 2019, respectively.

Mesabi Nugget has loans from various Minnesota state agencies related to the construction and ultimate operation of Mesabi Nugget. These loans require monthly principal and interest payments at a 5.0% interest rate through maturity in 2027. Amounts due under these loans were $15.2 million and $17.1 million at December 31, 2020, and 2019, respectively.

Unsecured Loans. The company has an unsecured electricity transmission facility loan which bears interest at 8.1%, with monthly principal and interest payments required through maturity in 2022. The outstanding principal balance was $1.2 million and $2.0 million as of December 31, 2020, and 2019, respectively. The company has an unused $3.0 million letter of credit in conjunction with this loan.

Outstanding Debt Maturities

Maturities of outstanding debt as of December 31, 2020, are as follows (in thousands):

2021	$86,894
2022	4,355
2023	3,799
2024	403,438
2025	403,488
Thereafter	2,256,684
$3,158,658

The company capitalizes interest on all qualifying construction in progress assets. For the years ended December 31, 2020, 2019, and 2018, total interest costs incurred were $118.8 million, $132.6 million, and $129.5 million, respectively, of which $23.9 million, $5.5 million and $2.9 million, respectively, were capitalized.

Note 4. Income Taxes

The company files a consolidated federal income tax return. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2020	2019	2018
Current income tax expense	$88,914	$149,106	$304,726
Deferred income tax expense	45,736	48,331	59,243
Total income tax expense	$134,650	$197,437	$363,969

Note 4. Income Taxes (Continued)

A reconciliation of the statutory rates to the actual effective tax rates for the years ended December 31 are as follows:

	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.6	2.1	2.6
Release of valuation allowance	(2.9)	-	-
Audit settlements	-	-	(0.3)
Federal research & development credits	(2.1)	(0.6)	(0.3)
Other permanent differences	0.5	0.1	(0.5)
Effective tax rate	19.1%	22.6%	22.5%

Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2020	2019
Deferred tax assets
Accrued expenses and allowances	$22,912	$19,731
Inventories	5,670	5,599
Net operating loss carryforwards	25,089	27,541
Other	7,077	8,020
	60,748	60,891
Less: valuation allowance	(805)	(21,958)
Total net deferred tax assets	59,943	38,933

Deferred tax liabilities
Property, plant and equipment	(538,746)	(487,634)
Intangible assets	(51,835)	(33,322)
Other	(5,651)	(2,146)
Total deferred tax liabilities	(596,232)	(523,102)
Net deferred tax liability	$(536,289)	$(484,169)

Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. One of the controlled subsidiaries generated federal net operating loss carryforwards in years 2017 and prior, which total $87.7 million at December 31, 2020, and which expire in 2032 to 2037, and state net operating loss carryforwards which principally expire in the years 2030 to 2040. During the fourth quarter of 2020, the company evaluated the realizability of the net deferred tax assets for this controlled subsidiary. In completing this evaluation, the company considered all available positive and negative evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes current operating results, historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. Based on the positive evidence, the company concluded that it was more likely than not that the net deferred tax assets would be realized. As a result, $21.2 million of the valuation allowance was reversed. As of December 31, 2020, the company continues to maintain a valuation allowance of $805,000 with respect to certain state tax credits of the controlled subsidiary.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2020	2019	2018
Balance at January 1	$10,162	$10,131	$16,749
Increases related to current year tax positions	4,350	750	500
Increases related to prior year tax positions	-	2,198	503
Decreases related to prior year tax positions	(1,682)	(1,363)	(798)
Settlements with taxing authorities	-	(1,554)	(6,823)
Balance at December 31	$12,830	$10,162	$10,131

Note 4. Income Taxes (Continued)

Included in the balance of unrecognized tax benefits at December 31, 2020 and 2019, are potential benefits of $9.0 million and $6.0 million, respectively, that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the years ended December 31, 2020, 2019, and 2018, the company recognized benefits from the decrease of interest expense and penalties of $450,000, $400,000, and $1.3 million, respectively, net of tax. In addition to the unrecognized tax benefits in the table above, the company had $828,000 and $1.4 million accrued for the payment of interest and penalties at December 31, 2020 and 2019, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months in an amount ranging from zero to $3.3 million, as a result of the expiration of the statute of limitations and other federal and state income tax audits. The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The tax years 2017 through 2019 remain open to examination by the Internal Revenue Service and various state and local jurisdictions.

Note 5. Shareholders’ Equity

Cash Dividends

The company declared cash dividends of $210.5 million, or $1.00 per common share, during 2020; $209.5 million, or $0.96 per common share, during 2019; and $174.4 million, or $0.75 per common share, during 2018. The company paid cash dividends of $209.2 million, $200.3 million and $168.9 million during 2020, 2019, and 2018, respectively.

Treasury Stock

In February 2020 the board of directors authorized a share repurchase program of up to $500 million of the company’s common stock, subsequent to the completion of a 2018 board authorized share repurchase program of up to $750 million of the company’s common stock during the first quarter of 2020. Under the share repurchase programs, purchases take place as and when the company determines in open market or private transactions made based upon the market price of the company’s common stock, the nature of other investment opportunities or growth projects, the company’s cash flows from operations, and general economic conditions. The 2020 share repurchase program does not require the company to acquire any specific number of shares, and may be modified, suspended, extended or terminated by the company at any time, and does not have an expiration date. The company repurchased 4.4 million shares for $106.5 million during 2020, 11.3 million shares for $348.6 million during 2019, and 13.1 million shares for $523.6 million during 2018 under the share repurchase programs. At December 31, 2020, the company had remaining authorization to repurchase $444.0 million of additional shares under the 2020 share repurchase program.

Note 6. Equity-Based Incentive Plans

Amended and Restated 2015 Equity Incentive Plan (2015 Plan)

The 2015 Plan is designed to attract, motivate and retain qualified persons that are able to make important contributions to the company’s success. To accomplish these objectives, the 2015 Plan provides for awards of equity-based incentives through granting of restricted stock units (RSUs), deferred stock units (DSUs), restricted stock awards, stock options (of which there are none), unrestricted stock awards (of which there are none), stock appreciation rights (SARs), and performance awards, such as long-term incentive compensation program (LTIP). The company’s stockholders approved the 2015 Plan in May 2015, and 12.5 million shares of common stock were reserved for issuance upon exercise of equity grants through December 31, 2025. In May 2019, the 2015 Plan was amended and restated with an additional 8.0 million shares of common stock reserved for issuance upon exercise of equity grants. The 2015 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock-settled SARs, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each share of common stock. The SARs the company has granted to date can only be settled in cash, and thus do not count against the share reserve. At December 31, 2020, there were 6.2 million shares still available for issuance.

Note 6. Equity-Based Incentive Plans (Continued)

Substantially all of the company’s full time, non-union, U.S. team members receive RSUs, which are granted annually in November at no cost to employees, vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59½ years), and the stock is issued to employees upon vesting. The company satisfies RSUs with newly issued shares, and satisfies restricted stock awards, DSUs, and performance awards with treasury shares. In addition to the RSUs and LTIP awards granted during the three year period ended December 31, 2020, presented below, the company awarded 52,000, 54,000 and 28,000 DSUs in 2020, 2019 and 2018, respectively; and 325,500, 300,000 and 285,000 SARs in 2020, 2019 and 2018, respectively. The 1,197,000 SAR awards outstanding at December 31, 2020, for which no shares of common stock can be issued because the awards must be cash-settled upon exercise, have a weighted-average exercise price of $36.09.

Restricted Stock Units

A summary of the company’s RSU activity and outstanding RSUs as of December 31, 2020, are presented below (dollars in thousands except grant date fair value):

		Weighted	Aggregate
	Number	Average Grant	Intrinsic	Unrecognized
	of RSUs	Date Fair Value	Value	Compensation
Outstanding RSUs as of January 1, 2018	1,413,642	$34.22	$60,970	$32,017
Granted	815,761	36.70
Vested	(817,226)	33.20
Forfeited	(64,111)	34.51
As of December 31, 2018	1,348,066	36.32	$40,496	$31,996
Granted	1,038,812	29.87
Vested	(769,291)	35.32
Forfeited	(59,593)	36.03
As of December 31, 2019	1,557,994	32.53	$53,034	$33,581
Granted	1,017,518	33.54
Vested	(811,317)	36.09
Forfeited	(65,616)	32.20
As of December 31, 2020 (nonvested)	1,698,579	$31.44	$62,627	$35,821

The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2020, is 1.41 years. The fair value of RSUs vesting during 2020, 2019, and 2018 was $29.9 million, $26.2 million, and $24.5 million, respectively, and was net-share settled such that the company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2020, 2019, and 2018 were approximately 266,000, 250,000, and 268,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company’s closing stock price.

Long-Term Incentive Compensation Program (LTIP)

The company maintains an LTIP performance-based program directed toward key senior executives of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company’s common stock using the stock price on the first day of the performance period to convert each key senior executive’s predetermined multiple of annual base salary. The performance period is generally three years; however, certain transition awards were issued in 2020, 2019, and 2017 with shorter performance periods. Performance is measured in terms of equal portions of four growth and profitability measures, as compared to the same measures, similarly treated, of a pre-established group of steel sector competitors. Awards earned can range from zero to 100% of the shares awarded. The 2020, 2019, and 2018 award shares vest immediately once earned on the basis of performance. For prior awards, once earned on the basis of performance, one-third of the shares vest immediately, and the remaining shares vest in equal annual installments over an additional two-year service-based vesting period requirement.

Note 6. Equity-Based Incentive Plans (Continued)

The Compensation Committee granted the following three-year performance period awards, and two-year and one-year performance period transition awards, which have been earned and have or will be issued over the vesting period as follows:

	Maximum
	Shares That	Award
	Could Be Issued	Earned	Award Issued/Issuable

2015 LTIP Award:
Three-year performance period award	236,434	236,434	78,813	March 2018
			78,812	March 2019
			78,809	March 2020
2016 LTIP Award:
Three-year performance period award	324,469	324,469	108,158	March 2019
			108,156	March 2020
			108,155	March 2021
2017 LTIP Award:
Three-year performance period award	182,274	164,047	54,683	March 2020
			54,682	March 2021
			54,682	March 2022

Two-year performance period transition award	16,779	15,101	5,034	March 2019
			5,034	March 2020
			5,033	March 2021

One-year performance period transition award	28,379	25,541	8,514	March 2018
			8,514	March 2019
			8,513	March 2020
2018 LTIP Award:
Three-year performance period award	198,397	188,481	188,481	March 2021

2019 LTIP Award:
Three-year performance period award	422,008	*	*
Two-year performance period transition award	15,600	14,040	14,040	March 2021
One-year performance period transition award	7,800	5,850	5,850	March 2020

2020 LTIP Award:
Three-year performance period award	405,922	*	*
Two-year performance period transition award	9,764	*	*
One-year performance period transition award	9,764	7,812	7,812	March 2021
*	Not yet earned as performance period not complete.

2018 Executive Incentive Compensation Plan (2018 Executive Plan)

The company’s stockholders approved the 2018 Executive Plan in May 2018, and 2.0 million shares of company stock were reserved for issuance through February 28, 2028. Pursuant to the company’s 2018 Executive Plan, certain senior management members of the company are eligible to receive cash bonuses based on predetermined formulas. In the event the bonus exceeds the predetermined maximum cash payout, the excess bonus up to a fixed percentage of base salary is distributed in shares of the company’s stock, of which one-third of the shares vest immediately and the remaining shares vest in equal annual installments over an additional two-year service-based vesting period requirement. At December 31, 2020, 2019, and 2018, 1.5 million, 1.7 million, and 1.8 million shares, respectively, under the 2018 Executive Plan remained available for issuance. Pursuant to the 2018 Executive Plan, 148,000, 149,000, and 157,000 shares were awarded with a market value of $5.1 million, $4.5 million, and $5.8 million for the 2020, 2019, and 2018 award years, respectively.

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

If the company is “long” on commodity futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of December 31, 2020:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	1,125
Aluminum	Short	2,875
Copper	Long	6,033
Copper	Short	25,367

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets and gains or losses related to derivatives included in the company’s consolidated statements of operations as of and for the years ended December 31 (in thousands):

		Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivative instruments designated as hedges

Commodity futures	Other current assets	$5,092	$966	$4,635	$1,011

Derivative instruments not designated as hedges

Commodity futures	Other current assets	1,705	310	2,807	721
Total derivative instruments		$6,797	$1,276	$7,442	$1,732

Note 7. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting agreements totaled $13.2 million and $3.7 million at December 31, 2020, and 2019, respectively, and are reflected in other current assets in the consolidated balance sheets.

		Amount of
	Location of gain	gain (loss)		Location of gain	Amount of gain
	(loss) recognized	recognized in	Hedged items in	(loss) recognized	(loss) recognized in
	in income on	income on	fair value hedge	in income on	income on related
	derivatives	derivatives	relationships	related hedged items	hedged items
For the Year Ended
December 31, 2020

Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(2,004)	Firm commitments	Costs of goods sold	$(79)
			Inventory	Costs of goods sold	(482)
Derivatives not designated					$(561)
as hedging instruments
Commodity futures	Costs of goods sold	$(17,368)

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

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $68,000, losses of $28,000, and gains of $85,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Losses excluded from hedge effectiveness testing of $2.6 million and $1.6 million increased cost of goods sold for the year ended December 31, 2020, and 2019, respectively. Gains excluded from hedge effectiveness testing of $2.7 million decreased cost of goods sold for the year ended December 31, 2018.

Note 7. Derivative Financial Instruments (Continued)

Derivatives accounted for as cash flow hedges resulted in net gains of $2.8 million, $137,000 and $544,000 recognized in other comprehensive income for the years ended December 31, 2020, 2019, and 2018, respectively. Net gains of $265,000, $541,000, and $149,000 were reclassified from accumulated other comprehensive income into income for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020, the company expects to reclassify $2.5 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Commodity futures – financial assets	$6,797	$-	$6,797	$-
Commodity futures – financial liabilities	7,442	-	7,442	-

December 31, 2019
Short-term investments	$262,174	$-	$262,174	$-
Commodity futures – financial assets	1,276	-	1,276	-
Commodity futures – financial liabilities	1,732	-	1,732	-

The carrying amounts of financial instruments including cash and equivalents approximate fair value (Level 1). The fair values of the short-term investments and the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.4 billion and $2.8 billion at December 31, 2020, and 2019 (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion and $2.7 billion at December 31, 2020, and 2019).

Note 9. Commitments and Contingencies

The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for such commodities as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain commitments contain provisions which require that the company “take or pay” for specified quantities at fixed prices without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 12 years for air products. The company utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our idle Minnesota ironmaking operations.

The company’s commitments for these agreements with “take or pay” or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2021	$265,736
2022	124,961
2023	43,074
2024	35,248
2025	16,491
Thereafter	139,299
$624,809

At December 31, 2020, the company has outstanding commitments of $561.1 million related to ongoing construction of property, plant, and equipment related primarily to steel operations, most significantly our Southwest-Sinton Flat Roll Division, which is expected to start operations mid-year 2021. The company’s commitments for operating leases are discussed in Note 12. Leases.

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

Note 10. Transactions with Affiliated Companies

The company purchases and sells recycled and scrap metal, and steel with other smaller affiliated companies. These transactions for the years ended December 31, are as follows (in thousands):

	2020	2019	2018
Sales	$13,791	$13,859	$20,230
Accounts receivable	3,937	2,958	3,536
Purchases	132,560	203,279	244,551
Accounts payable	8,919	3,657	14,011

Note 11. Retirement Plans

The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered “qualified plans” for federal income tax purposes. The company’s total expense for the Plans was $74.5 million, $98.8 million, and $156.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. The company’s profit sharing component is 8% of consolidated pretax income excluding noncontrolling interests and other items. The resulting company profit sharing component was $58.3 million, $73.6 million, and $138.7 million for the years ended December 31, 2020, 2019, and 2018, respectively; of which $46.7 million, $58.9 million, and $108.1 million, respectively, was directed by the company’s board of directors to be contributed to the Plans, with the remaining amounts each year paid directly in cash to the Plans’ participants.

Note 12. Leases

The company has operating leases relating principally to transportation and other equipment, and some real estate. The company determines if an arrangement contains a lease at inception, which generally occurs when the arrangement identifies a specific asset that the company has the right to direct the use of and obtain substantially all of the economic benefit from use of the identified asset. Certain of our lease agreements contain rent escalation clauses (including fixed and index-based escalations), and options to extend or terminate the lease. For purposes of calculating operating lease obligations, the company’s lease terms include options to extend the lease when it is reasonably certain that the company will exercise such option. The company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. The incremental borrowing rate is the rate of interest the company could borrow on a collateralized basis over a similar term with similar payments. Operating lease expense is recognized on a straight-line basis over the lease term.

Operating lease right-of-use assets and lease obligations included in the consolidated balance sheets at December 31, are as follows (in thousands):

	2020	2019
Right-of-use assets under operating leases:
Other assets - noncurrent	$90,280	$75,176
Lease obligations under operating leases:
Accrued liabilities	$17,702	$17,532
Other liabilities - noncurrent	72,614	57,897
	$90,316	$75,429

The weighted average remaining lease term for our operating leases is nine and six years, and the weighted-average discount rate is 3.84% and 3.96% as of December 31, 2020 and 2019, respectively. Future operating lease liabilities as of December 31, 2020, for the next five years and thereafter are as follows (in thousands):

2021	$20,734
2022	17,165
2023	14,057
2024	11,418
2025	8,888
Thereafter	34,159
Total undiscounted cash flows	106,421
Less imputed interest	(16,105)
Lease obligations under operating leases	$90,316

Note 12. Leases (Continued)

Operating lease expense included in the consolidated statements of income was $21.3 and $20.1 million for the years ended December 31, 2020 and 2019, respectively. Cash paid related to operating lease obligations was $18.6 and $17.5 million for the years ended December 31, 2020 and 2019, respectively. Variable lease costs were not material for the years ended December 31, 2020 and 2019. Short-term lease expense included in the consolidated statements of income was $19.1 and $20.0 million for the years ended December 31, 2020 and 2019, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2020 and 2019 was $33.3 million, including $19.7 million related to Zimmer, and $16.1 million, respectively. The company paid $21.1 million for operating leases for the year ended December 31, 2018.

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication
December 31, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$6,873,209	$820,262	$895,227	$500,496		$-		$9,089,194
External Non-United States	263,895	247,662	474	257		-		512,288
Other segments	318,533	1,335,216	10,663	434		(1,664,846)		-
	7,455,637	2,403,140	906,364	501,187		(1,664,846)		9,601,482
Operating income (loss)	889,480	32,991	120,575	(188,525)	(1)	(7,379)		847,142
Income (loss) before income taxes	833,035	27,753	116,625	(263,470)		(8,465)	(2)	705,478
Depreciation and amortization	251,590	50,099	10,819	13,281		-		325,789
Capital expenditures	1,132,298	32,875	15,234	17,648		-		1,198,055

As of December 31, 2020

Assets	$6,288,362	$1,116,051	$376,658	$1,571,188	(3)	$(86,697)	(4)	$9,265,562

Note 13. Segment Information (Continued)

Footnotes related to the year ended December 31, 2020, segment results (in millions):

(1)	Corporate SG&A	$(57.9)	(2)	Gross profit decrease from intra-company sales	$(8.5)
	Company-wide equity-based compensation	(48.5)
	Profit sharing	(58.3)
	Asset impairment charges	(19.4)
	Other, net	(4.4)
		$(188.5)

(3)	Cash and equivalents	$1,276.1	(4)	Elimination of intercompany receivables	$(61.2)
	Accounts receivable	17.0		Elimination of intra-company debt	(9.1)
	Inventories	84.7		Other	(16.4)
	Property, plant and equipment, net	136.0			$(86.7)
	Intra-company debt	9.1
	Other	48.3
		$1,571.2

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication
December 31, 2019	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$7,606,471	$972,200	$960,657	$388,546		$-		$9,927,874
External Non-United States	298,081	225,807	1,497	11,732		-		537,117
Other segments	329,627	1,296,007	1,105	469		(1,627,208)		-
	8,234,179	2,494,014	963,259	400,747		(1,627,208)		10,464,991
Operating income (loss)	1,030,554	16,308	119,099	(186,159)	(1)	7,078		986,880
Income (loss) before income taxes	963,514	11,432	114,359	(220,188)		6,220	(2)	875,337
Depreciation and amortization	251,568	46,538	11,768	11,208		-		321,082
Capital expenditures	385,058	46,959	12,446	7,482		-		451,945

As of December 31, 2019

Assets	$5,171,026	$940,250	$386,485	$1,848,711	(3)	$(70,707)	(4)	$8,275,765

Footnotes related to the year ended December 31, 2019, segment results (in millions):

(1)	Corporate SG&A	$(66.1)	(2)	Gross profit increase from intra-company sales	$6.2
	Company-wide equity-based compensation	(40.6)
	Profit sharing	(73.6)
	Other, net	(5.9)
		$(186.2)

(3)	Cash and equivalents	$1,298.8	(4)	Elimination of intercompany receivables	$(54.7)
	Short-term investments	262.2		Elimination of intra-company debt	(8.1)
	Accounts receivable	17.1		Other	(7.9)
	Inventories	37.0			$(70.7)
	Property, plant and equipment, net	149.8
	Intra-company debt	8.1
	Other	75.7
		$1,848.7

Note 13. Segment Information (Continued)

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication
December 31, 2018	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$8,476,104	$1,295,514	$921,023	$427,372		$-		$11,120,013
External Non-United States	444,615	257,086	125	-		-		701,826
Other segments	342,433	1,649,614	803	1,688		(1,994,538)		-
	9,263,152	3,202,214	921,951	429,060		(1,994,538)		11,821,839
Operating income (loss)	1,839,852	75,891	61,901	(253,195)	(1)	(2,040)		1,722,409
Income (loss) before income taxes	1,770,888	69,861	56,236	(275,137)		(2,074)	(2)	1,619,774
Depreciation and amortization	248,765	46,015	11,553	10,865		-		317,198
Capital expenditures	189,208	35,518	8,303	6,361		-		239,390

Footnotes related to the year ended December 31, 2018, segment results (in millions):

(1)	Corporate SG&A	$(58.0)	(2)	Gross profit decrease from intra-company sales	$(2.1)
	Company-wide equity-based compensation	(36.4)
	Profit sharing	(149.8)
	Other, net	(9.0)
		$(253.2)

Note 14. Quarterly Financial Information (unaudited, in thousands, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2020:
Net sales	$2,575,100	$2,094,305	$2,330,832	$2,601,245
Gross profit	415,229	284,431	292,815	442,253
Operating income	273,686	158,850	155,856	258,750
Net income	190,836	78,765	104,277	196,950
Net income attributable to Steel Dynamics, Inc.	187,340	75,496	100,143	187,843
Earnings per share:
Basic	0.88	0.36	0.48	0.89
Diluted	0.88	0.36	0.47	0.89

2019:
Net sales	$2,817,435	$2,770,515	$2,526,845	$2,350,196
Gross profit	433,570	421,166	359,839	316,409
Operating income	291,842	285,032	228,045	181,961
Net income	204,827	196,746	152,608	123,719
Net income attributable to Steel Dynamics, Inc.	204,328	194,302	151,048	121,425
Earnings per share:
Basic	0.91	0.88	0.69	0.56
Diluted	0.91	0.87	0.69	0.56

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)  Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2020, can be found on page 47 of this Form 10-K, and the related Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 48 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled “Governance of the Company” and “Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11.       EXECUTIVE COMPENSATION

The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

Our stockholders approved the Steel Dynamics, Inc. 2015 Equity Incentive Plan at our annual meeting of stockholders held May 21, 2015, and the Amended and Restated Steel Dynamics, Inc. 2015 Equity Incentive Plan (2015 Plan) at our annual meeting of stockholders held May 16, 2019. Our stockholders approved the Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan at our annual meeting of stockholders held May 17, 2012 (2006 Plan). Our stockholders approved the Steel Dynamics, Inc. 2018 Equity Incentive Compensation Plan at our annual meeting of stockholders held May 17, 2018 (2018 Plan). The following table summarizes information about our equity compensation plans at December 31, 2020, all of which have been approved by stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average	compensation
	outstanding options,	exercise price of outstanding	plans (excluding securities
Plan Category	warrants and rights	options, warrants and rights (1)	reflected in column (a))
Equity compensation plans approved by security holders:
2015 Plan and predecessor 2006 Plan (1)	2,408,330	—	6,173,243
2018 Plan	300,487	—	1,547,064
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,708,817	—	7,220,307
(1)	Includes 1,698,579 RSUs, 276,866 DSUs, and 432,885 LTIP awards issuable upon expiration of the vesting or deferral periods, which have no exercise price.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the sections entitled “Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons,” and “Governance of the Company – Director Independence” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year; and from Note 10. Transactions with Affiliated Companies to our consolidated financial statements as of December 31, 2020 and 2019, and each of the three years in the periods ended December 31, 2020, 2019, and 2018, included in Item 8. Consolidated Financial Statements and Supplementary Data of this Form 10-K Annual Report for the fiscal year ended December 31, 2020.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the sections entitled “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this report:

1. Financial Statements: See the Audited Consolidated Financial Statements of Steel Dynamics, Inc. included as part of Item 8. Consolidated Financial Statements and Supplementary Data and described in the Index on page 46 of this Report.

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

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of Common Stock, incorporated herein by reference from Exhibit 4.1 to our Form 10-K filed February 27, 2020.

4.27a

Indenture dated December 6, 2016, relating to our issuance of $400 million 5.000% Senior Notes due 2026, among Steel Dynamics, Inc., as Issuer, the Initial Subsidiary Guarantors named therein, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.27 to our Form 8-K filed December 8, 2016.

4.27b	Form of 5.000% Senior Notes due 2026 (included in Exhibit 4.27a), incorporated herein by reference from Exhibit 4.27 to our Form 8-K filed December 8, 2016.

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

4.38

Third Supplemental Indenture, dated as of October 9, 2020, relating to our issuance of $350 million 1.650% Notes due 2027 and $400 million 3.250% Notes due 2050, between Steel Dynamics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed October 9, 2020.

4.39	Form of 1.650% Notes due 2027 (included in Exhibit 4.38), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed October 9, 2020.

4.40	Form of 3.250% Notes due 2050 (included in Exhibit 4.38), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed October 9, 2020.

Material Contracts

10.20†	Steel Dynamics, Inc., Change in Control Benefit Plan, incorporated herein by reference from our Exhibit 10.20 to our 8-K filed December 4, 2012.

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

10.61†

2018 Executive Incentive Compensation Plan, approved by stockholders on May 17, 2018, incorporated herein by reference from our May 17, 2018, Notice of Annual Meeting of Stockholders filed March 28, 2018.

Other

21.1*	List of our Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

24.1	Powers of attorney (see signature pages on pages 85 and 86 of this Report).

95*	Mine Safety Disclosures.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

104*	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Filed concurrently herewith

†     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of Securities Exchange Act of 1934, Steel Dynamics, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2021

STEEL DYNAMICS, INC.

	By:	/s/ MARK D. MILLETT
Mark D. Millett
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2020 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he or her might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2020 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT	Chief Executive Officer and Director	March 1, 2021
Mark D. Millett	(Principal Executive Officer)

/s/ THERESA E. WAGLER	Executive Vice President and Chief Financial Officer	March 1, 2021
Theresa E. Wagler	(Principal Financial Officer and
Principal Accounting Officer)

/s/ KEITH E. BUSSE	Director	March 1, 2021
Keith E. Busse

/s/ SHEREE L. BARGABOS	Director	March 1, 2021
Sheree L. Bargabos

/s/ FRANK D. BYRNE, M.D.	Director	March 1, 2021
Frank D. Byrne, M.D.

/s/ KENNETH W. CORNEW	Director	March 1, 2021
Kenneth W. Cornew

/s/ TRACI M. DOLAN	Director	March 1, 2021
Traci M. Dolan

/s/ JAMES C. MARCUCCILLI	Director	March 1, 2021
James C. Marcuccilli

/s/ BRADLEY S. SEAMAN	Director	March 1, 2021
Bradley S. Seaman

/s/ GABRIEL L. SHAHEEN	Director	March 1, 2021
Gabriel L. Shaheen

/s/ STEVEN A. SONNENBERG	Director	March 1, 2021
Steven A. Sonnenberg

/s/ RICHARD P. TEETS, JR.	Director	March 1, 2021
Richard P. Teets, Jr.