Form 10-Q
period 2021-03-31
STEEL DYNAMICS INC
filed 2021-04-29
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 2021

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

As of April 19, 2021, Registrant had 211,218,956 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets	(unaudited)
Current assets
Cash and equivalents	$1,245,165	$1,368,618
Accounts receivable, net	1,360,535	967,981
Accounts receivable-related parties	5,928	3,937
Inventories	2,217,534	1,843,548
Other current assets	67,744	74,363
Total current assets	4,896,906	4,258,447

Property, plant and equipment, net	4,340,411	4,105,569

Intangible assets, net	317,139	324,577
Goodwill	456,378	457,226
Other assets	117,062	119,743
Total assets	$10,127,896	$9,265,562
Liabilities and Equity
Current liabilities
Accounts payable	$1,113,250	$760,536
Accounts payable-related parties	21,422	8,919
Income taxes payable	52,969	2,386
Accrued payroll and benefits	182,044	201,778
Accrued interest	33,856	19,656
Accrued expenses	176,422	178,618
Current maturities of long-term debt	81,226	86,894
Total current liabilities	1,661,189	1,258,787

Long-term debt	3,016,200	3,015,782
Deferred income taxes	602,185	536,288
Other liabilities	113,125	106,479
Total liabilities	5,392,699	4,917,336

Commitments and contingencies

Redeemable noncontrolling interests	163,614	158,614

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
266,618,566 shares issued; and 211,218,956 and 210,914,264
shares outstanding, as of March 31, 2021 and December 31, 2020, respectively	648	648
Treasury stock, at cost; 55,399,610 and 55,704,302 shares,
as of March 31, 2021 and December 31, 2020, respectively	(1,614,866)	(1,623,747)
Additional paid-in capital	1,202,945	1,207,392
Retained earnings	5,134,398	4,758,969
Accumulated other comprehensive income	5,667	1,902
Total Steel Dynamics, Inc. equity	4,728,792	4,345,164
Noncontrolling interests	(157,209)	(155,552)
Total equity	4,571,583	4,189,612
Total liabilities and equity	$10,127,896	$9,265,562

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended
	March 31,
	2021	2020

Net sales
Unrelated parties	$3,537,625	$2,571,544
Related parties	6,972	3,556
Total net sales	3,544,597	2,575,100

Costs of goods sold	2,744,331	2,159,871
Gross profit	800,266	415,229

Selling, general and administrative expenses	149,781	112,898
Profit sharing	48,848	21,454
Amortization of intangible assets	7,438	7,191
Operating income	594,199	273,686

Interest expense, net of capitalized interest	17,269	28,019
Other (income) expense, net	10,071	(2,589)
Income before income taxes	566,859	248,256

Income tax expense	128,104	57,420
Net income	438,755	190,836

Net income attributable to noncontrolling interests	(8,248)	(3,496)
Net income attributable to Steel Dynamics, Inc.	$430,507	$187,340

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$2.04	$0.88

Weighted average common shares outstanding	211,015	213,254

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$2.03	$0.88

Weighted average common shares and share equivalents outstanding	212,254	214,024

Dividends declared per share	$0.26	$0.25

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2021	2020

Net income	$438,755	$190,836
Other comprehensive income - net unrealized gain on
cash flow hedging derivatives, net of income tax	3,765	37
Comprehensive income	442,520	190,873

Comprehensive income attributable to noncontrolling interests	(8,248)	(3,496)
Comprehensive income attributable to Steel Dynamics, Inc.	$434,272	$187,377

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2021	2020

Operating activities:
Net income	$438,755	$190,836

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	86,919	80,259
Equity-based compensation	17,040	17,844
Deferred income taxes	66,744	5,927
Other adjustments	(662)	(264)
Changes in certain assets and liabilities:
Accounts receivable	(394,545)	(154,072)
Inventories	(374,588)	44,505
Other assets	5,828	(1,541)
Accounts payable	360,681	51,596
Income taxes receivable/payable	59,593	52,385
Accrued expenses	(3,574)	(76,194)
Net cash provided by operating activities	262,191	211,281

Investing activities:
Purchases of property, plant and equipment	(309,863)	(217,535)
Purchases of short-term investments	-	(149,359)
Proceeds from maturities of short-term investments	-	192,340
Other investing activities	390	518
Net cash used in investing activities	(309,473)	(174,036)

Financing activities:
Issuance of current and long-term debt	297,441	216,261
Repayment of current and long-term debt	(304,284)	(235,757)
Dividends paid	(52,729)	(51,481)
Purchases of treasury stock	-	(106,529)
Other financing activities	(16,598)	(6,152)
Net cash used in financing activities	(76,170)	(183,658)

Decrease in cash, cash equivalents, and restricted cash	(123,452)	(146,413)
Cash, cash equivalents, and restricted cash at beginning of period	1,374,122	1,387,397

Cash, cash equivalents, and restricted cash at end of period	$1,250,670	$1,240,984

Supplemental disclosure information:
Cash paid for interest	$11,315	$8,785
Cash paid for income taxes, net	$2,142	$518

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

Steel Operations Segment. Steel operations include the company’s six operating electric arc furnace steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia, our under construction Southwest-Sinton Flat Roll Division; and steel coating and processing operations at The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (USS), and Vulcan Threaded Products, Inc. Steel operations accounted for 71% and 75% of the company’s consolidated net sales during the three-month periods ended March 31, 2021 and 2020, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 13% and 11% of the company’s consolidated net sales during the three-month periods ended March 31, 2021 and 2020, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 9% of the company’s consolidated net sales during the three-month periods ended March 31, 2021 and 2020, respectively.

Other. Other operations consist of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures, and our idle Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 75% by SDI) are $52.4 million at March 31, 2021 and $47.4 million at December 31, 2020. Redeemable noncontrolling interests related to Mesabi Nugget (owned 84% by SDI) are $111.2 million at March 31, 2021, and December 31, 2020.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at March 31, 2021, December 31, 2020, and March 31, 2020, and $5.9 million at December 31, 2019, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at March 31, 2021, and December 31, 2020, (in thousands):

	March 31,	December 31,
	2021	2020

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	182,320	183,168
Steel Fabrication Operations Segment	1,925	1,925
	$456,378	$457,226

Metals Recycling Operations Segment goodwill decreased $848,000 from December 31, 2020 to March 31, 2021, in recognition of the 2021 tax benefit related to the normal amortization of the component of Metals Recycling Operations tax-deductible goodwill in excess of book goodwill.

Credit Losses

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

At March 31, 2021, the company reported $1,366.5 million of accounts receivable, net of allowances for credit losses of $8.2 million. Changes in the allowance were not material for the three-month periods ended March 31, 2021 and 2020.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three-month periods ended March 31, 2021 and 2020.

	Three-Month Periods Ended March 31,
	2021			2020
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$430,507	211,015	$2.04	$187,340	213,254	$0.88
Dilutive common share equivalents	-	1,239		-	770
Diluted earnings per share	$430,507	212,254	$2.03	$187,340	214,024	$0.88

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$1,090,025	$790,324
Supplies	494,045	500,497
Work in progress	209,786	162,843
Finished goods	423,678	389,884
Total inventories	$2,217,534	$1,843,548

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each three-month period ended March 31, 2021 and 2020:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2020	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614
Dividends declared	-	-	-	(54,917)	-	-	(54,917)	-
Noncontrolling investors, net	-	-	-	-	-	(9,905)	(9,905)	5,000
Equity-based compensation	-	8,881	(4,447)	(161)	-	-	4,273	-
Net income	-	-	-	430,507	-	8,248	438,755	-
Other comprehensive loss, net of tax	-	-	-	-	3,765	-	3,765	-
Balances at March 31, 2021	$648	$(1,614,866)	$1,202,945	$5,134,398	$5,667	$(157,209)	$4,571,583	$163,614

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2019	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	(52,585)	-	-	(52,585)	-
Noncontrolling investors, net	-	-	-	-	-	(7,504)	(7,504)	7,400
Share repurchases	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	-	6,834	2,764	(169)	-	-	9,429	-
Net income	-	-	-	187,340	-	3,496	190,836	-
Other comprehensive loss, net of tax	-	-	-	-	37	-	37	-
Balances at March 31, 2020	$646	$(1,624,808)	$1,183,776	$4,553,882	$30	$(158,601)	$3,954,925	$151,014

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

March 31, 2021:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	3,475
Aluminum	Short	7,025
Copper	Long	8,301
Copper	Short	22,725

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of March 31, 2021, and December 31, 2020, and gains and losses related to derivatives included in the company’s statement of income for the three-month periods ended March 31, 2021, and 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivative instruments designated as hedges
Commodity futures	Other current assets	$17,009	$5,092	$3,825	$4,635

Derivative instruments not designated as hedges
Commodity futures	Other current assets	2,967	1,705	1,680	2,807
Total derivative instruments		$19,976	$6,797	$5,505	$7,442

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $15.6 million at March 31, 2021, and $13.2 million at

December 31, 2020, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended March 31,		fair value hedge	related hedged	ended March 31,
	derivatives	2021	2020	relationships	items	2021	2020
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$7,786	$838	Firm commitments	Costs of goods sold	$(1,898)	$1,739
				Inventory	Costs of goods sold	(498)	(1,239)
Derivatives not designated						$(2,396)	$500
as hedging instruments
Commodity futures	Costs of goods sold	$(30,195)	$10,939

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $21,000 and losses of $61,000 during the three-month periods ended March 31, 2021, and 2020, respectively. Gains excluded from hedge effectiveness testing of $5.4 million and $1.4 million decreased cost of goods sold during the three-month periods ended March 31, 2021 and 2020, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

Derivatives accounted for as cash flow hedges resulted in net gains of $9.3 million and $11,000 recognized in other comprehensive income for the three-month periods ended March 31, 2021, and 2020, respectively. Net gains of $4.4 million and net losses of $37,000 were reclassified from accumulated other comprehensive income for the three-month periods ended March 31, 2021, and 2020, respectively. At March 31, 2021, the company expects to reclassify all $7.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2021, and December 31, 2020 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2021
Commodity futures – financial assets	$19,976	$-	$19,976	$-
Commodity futures – financial liabilities	5,505	-	5,505	-

December 31, 2020
Commodity futures – financial assets	$6,797	$-	$6,797	$-
Commodity futures – financial liabilities	7,442	-	7,442	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.2 billion and $3.4 billion at March 31, 2021, and December 31, 2020, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at March 31, 2021 and December 31, 2020).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
March 31, 2021	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,400,916	$363,878	$256,962	$304,251		$-		$3,326,007
External Non-U.S.	109,768	106,129	22	2,671		-		218,590
Other segments	132,163	609,905	2,036	559		(744,663)		-
	2,642,847	1,079,912	259,020	307,481		(744,663)		3,544,597
Operating income (loss)	637,411	50,563	9,854	(90,913)	(1)	(12,716)		594,199
Income (loss) before income taxes	626,059	49,339	9,064	(104,599)		(13,004)	(2)	566,859
Depreciation and amortization	66,178	13,870	2,675	4,196		-		86,919
Capital expenditures	282,598	23,918	2,621	726		-		309,863

As of March 31, 2021
Assets	$7,053,904	$1,260,615	$443,138	$1,487,620	(3)	$(117,381)	(4)	$10,127,896

Footnotes related to the three months ended March 31, 2021, segment results (in millions):

(1)	Corporate SG&A	$(18.0)	(2)	Gross profit decrease from intra-company sales	$(13.0)
	Companywide equity-based compensation	(23.0)
	Profit sharing	(48.1)
	Other, net	(1.8)
		$(90.9)

(3)	Cash and equivalents	$1,154.2	(4)	Elimination of intra-company receivables	$(76.4)
	Accounts receivable	52.3		Elimination of intra-company debt	(11.7)
	Inventories	95.9		Other	(29.3)
	Property, plant and equipment, net	133.0			$(117.4)
	Intra-company debt	11.7
	Other	40.5
		$1,487.6

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
March 31, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$1,860,585	$234,833	$220,935	$120,342		$-		$2,436,695
External Non-U.S.	81,121	57,024	-	260		-		138,405
Other segments	74,446	336,882	506	88		(411,922)		-
	2,016,152	628,739	221,441	120,690		(411,922)		2,575,100
Operating income (loss)	288,394	5,528	29,163	(46,355)	(1)	(3,044)		273,686
Income (loss) before income taxes	273,555	4,305	27,918	(54,240)		(3,282)	(2)	248,256
Depreciation and amortization	62,427	11,972	2,748	3,112		-		80,259
Capital expenditures	193,273	18,223	4,089	1,950		-		217,535

Footnotes related to the three months ended March 31, 2020, segment results (in millions):

(1)	Corporate SG&A	$(17.2)	(2)	Gross profit decrease from intra-company sales	$(3.3)
	Companywide equity-based compensation	(8.2)
	Profit sharing	(21.3)
	Other, net	0.3
		$(46.4)

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2020, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and coating capacity of approximately 13 million tons and actual metals recycling volumes, with one of the most diversified product and end-market portfolios in the domestic steel industry. Our primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments. These costs include, among other items, labor and related benefits, professional services, insurance premiums, and property taxes. Companywide profit sharing and amortization of intangible assets are each separately presented in the statement of income.

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

Results Overview

Our consolidated results for the first quarter of 2021 were highlighted by record net sales of $3.5 billion, record operating income of $594.2 million, and record net income of $430.5 million. Domestic steel demand was strong during the first quarter 2021, particularly within the automotive, construction and industrial sectors, driving robust shipments and scrap demand, as well as significantly higher average selling prices across our entire operations, with increased metal spread in steel and metals recycling operations. Strong non-residential construction activity drove record fabrication shipments and backlogs.

Consolidated operating income increased $320.5 million, or 117%, to $594.2 million for the first quarter 2021, compared to the first quarter 2020. First quarter 2021 net income attributable to Steel Dynamics, Inc. increased $243.2 million, or 130%, to a record $430.5 million, compared to the first quarter 2020, consistent with the increased operating income.

Segment Operating Results 2021 vs. 2020 (dollars in thousands)

	Three-Month Periods Ended March 31,
	2021	% Change	2020
Net sales:
Steel Operations Segment	$2,642,847	31%	$2,016,152
Metals Recycling Operations Segment	1,079,912	72%	628,739
Steel Fabrication Operations Segment	259,020	17%	221,441
Other	307,481	155%	120,690
	4,289,260		2,987,022
Intra-company	(744,663)		(411,922)
	$3,544,597	38%	$2,575,100

Operating income (loss):
Steel Operations Segment	$637,411	121%	$288,394
Metals Recycling Operations Segment	50,563	815%	5,528
Steel Fabrication Operations Segment	9,854	(66)%	29,163
Other	(90,913)	(96)%	(46,355)
	606,915		276,730
Intra-company	(12,716)		(3,044)
	$594,199	117%	$273,686

Steel Operations Segment

Steel operations consist of our six operating EAF steel mills and our under-construction Southwest-Sinton Flat Roll Steel Division, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 71% and 75% of our consolidated external net sales during the first quarter of 2021 and 2020, respectively.

Steel Operations Segment Shipments (tons):

	Three Month Periods Ended March 31,
	2021	% Change	2020

Total shipments	2,822,274	(1)%	2,847,182
Intra-segment shipments	(286,296)		(253,477)
Steel Operations Segment shipments	2,535,978	(2)%	2,593,705

External shipments	2,410,817	(3)%	2,495,164

Steel Operations Segment
Shipments and Average Selling Price
Shipped Tons (in 000's)
Average Selling Prices per Ton
3,000
2,500
2,000
1,500
1,000
500
0
$1,200
$1,100
$1,000
$900
$800
$700
$600
$500
$773
$751
$728
$810
$1,042
2,594
2,261
2,438
2,424
2,536
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
Calendar Year 2020
Calendar Year 2021
Steel Operations Segment Shipments
Steel Operations Segment Average Selling Prices

Steel Operations Segment Results First Quarter 2021 vs. First Quarter 2020

During the first quarter of 2021, steel demand remained robust and product pricing gained momentum across our entire steel operations segment. Historically low customer inventories, coupled with continued strong steel demand from the automotive, construction, and industrial sectors, resulted in higher selling prices during the quarter, particularly within our sheet steel products. First quarter 2021 average selling prices increased 35%, or $269 per ton, compared to first quarter 2020. Steel operations segment shipments decreased 2% in the first quarter 2021, as compared to record quarterly shipments achieved during the same period in 2020. Net sales for the steel operations increased 31% in the first quarter 2021 when compared to the same period in 2020, due to the 35% increase in average steel selling prices and steady volume.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55 to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations increased $105, or 39%, in the first quarter 2021, compared to the same period in 2020, consistent with overall increased domestic scrap pricing noted below.

As a result of average selling prices increasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 32% in the first quarter 2021 compared to the first quarter 2020. Due to this metal spread expansion, operating income for the steel operations increased 121%, to a record $637.4 million, in the first quarter 2021, compared to the same period in 2020.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the first quarter 2021, 69% of the metals recycling operations ferrous scrap was sold to our own steel mills (67% in first quarter 2020), as our steel mills utilization increased 9% to 93% in the first quarter of 2021. Our metals recycling operations accounted for 13% and 11% of our consolidated external net sales during the first quarter of 2021 and 2020, respectively.

Metals Recycling Operations Segment Shipments:

	Three Month Periods Ended March 31,
	2021	% Change	2020
Ferrous metal (gross tons)
Total	1,395,843	17%	1,192,144
Inter-company	(958,661)	20%	(798,493)
External shipments	437,182	11%	393,651

Nonferrous metals (thousands of pounds)
Total	280,809	3%	272,078
Inter-company	(43,552)		(40,678)
External shipments	237,257	3%	231,400

Metals Recycling Operations Segment Results First Quarter 2021 vs. First Quarter 2020

Our metals recycling operations benefitted from strong steel market demand and increased selling prices for recycled scrap in the first quarter of 2021. Domestic steel production continued to rise during the quarter, with domestic steel mill utilization rates increasing 5% to approximately 77% in the first quarter 2021 from the sequential fourth quarter 2020, and significantly higher than the COVID-19 impacted utilization rates of mid 2020. Net sales increased 72% during the first quarter of 2021 compared to the same period in 2020, driven by increased shipments, including those from the Mexican scrap company acquired in August 2020, and higher average selling prices. Ferrous scrap average selling prices increased 60% during the first quarter 2021 compared to the same period in 2020, while average nonferrous scrap prices increased 47%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 52%, while nonferrous metal spread increased 71% during the first quarter 2021 compared to the same period in 2020. This resulted in metals recycling operations operating income increasing significantly to $50.5 million in the first quarter 2021 compared to the first quarter 2020 operating income of $5.5 million.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 9% of our consolidated external net sales during the first quarter of 2021 and 2020, respectively.

Steel Fabrication Operations Segment
Volumes and Average Selling Price
Sales Volumes (in 000's)
Average Selling Prices per Ton
200
175
150
125
100
75
50
25
0
$1,800
$1,700
$1,600
$1,500
$1,400
$1,300
$1,200
$1,356
$1,364
$1,375
$1,351
$1,406
163
160
180
163
184
1st Qtr
2nd Qtr
3rd Qtr
4th Qtr
1st Qtr
Calendar Year 2020
Calendar Year 2021
Steel Fabrication Segment Volumes
Steel Fabrication Segment Average Selling Prices

Steel Fabrication Operations Segment Results First Quarter 2021 vs. First Quarter 2020

Our steel fabrication operations continue to benefit from a robust non-residential construction market, as order activity remains strong, with customer order backlogs at a record level at the end of the first quarter 2021. Net sales for the steel fabrication operations increased 17% during the first quarter 2021 compared to the same period in 2020, as average selling prices increased 4%, or $50 per ton, while shipments increased 13% to a quarterly record 184,000 tons.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased 24% in the first quarter 2021, as compared to the same period in 2020, consistent with increased steel selling prices in our steel operations. As a result of steel costs per ton increasing more than selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreased 19% in the first quarter 2021 compared to the same period in 2020. As a result of this metal spread compression, operating income decreased 66% to $9.9 million in the first quarter 2021 compared to the same period in 2020, despite the 13% increase in shipments.

Other Operations

Consolidated Results First Quarter 2021 vs. First Quarter 2020

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $149.8 million during the first quarter 2021 increased 33% from the $112.9 million during the first quarter 2020, representing 4% of net sales during each period, consistent with increased profitability. Profit sharing expense during the first quarter of 2021 of $48.8 million was up 128% from the $21.5 million during the same period in 2020. The companywide profit sharing plan represents 8% of pretax earnings; therefore, our higher first quarter 2021 earnings resulted in higher profit sharing.

Interest Expense, net of Capitalized Interest. During the first quarter 2021, interest expense of $17.3 million decreased 38% from $28.0 million during the first quarter of 2020, due to decreased interest rates from our June 2020 and October 2020 refinancing of $1.6 billion of high yield senior notes with lower rate interest senior notes, and increased capitalized interest in 2021 in conjunction with construction of our new Southwest-Sinton Flat Roll Division.

Income Tax Expense. First quarter 2021 income tax expense of $128.1 million, at an effective income tax rate of 22.6%, was up 123% from the $57.4 million, at an effective income tax rate of 23.1%, during the first quarter 2020, consistent with increased income before income taxes.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, currently including those related to our new Southwest-Sinton Flat Roll Division, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, potential stock repurchases, and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2021, is as follows (in thousands):

Cash and equivalents	$1,245,165
Revolver availability	1,188,119
Total liquidity	$2,433,284

Our total outstanding debt decreased $5.2 million during the first quarter of 2021. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 39.6% and 41.6% at March 31, 2021, and December 31, 2020, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2021, we had $1.2 billion of availability on the Revolver, $11.9 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted

EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2021, our interest coverage ratio and debt to capitalization ratio were 13.90:1.00 and 0.39:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2021, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $262.2 million in the first quarter of 2021 compared to $211.3 million in the comparable 2020 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $411.0 million (25%), to $2.1 billion at March 31, 2021, due primarily to increased accounts receivable and inventory, consistent with increased net sales and inventory costs.

Capital Investments. During the first quarter of 2021, we invested $309.9 million in property, plant and equipment, primarily within our steel operations segment, compared with $217.5 million invested during the same period in 2020. The increase in the first quarter of 2021 versus the same period in 2020 relates to our new Southwest-Sinton Flat Roll Steel Division, which represented $254.4 million in 2021. We entered 2021 with ample liquidity of $2.6 billion to provide for our planned 2021 capital requirements, including those necessary to finish construction of our new steel mill in Sinton, Texas. For the remainder of 2021, we are planning for capital investments to be roughly $650 to $700 million, of which the new steel mill in Sinton, Texas, represents approximately $535 million.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.26 per share in the first quarter 2021 (from $0.25 per share in 2020), resulting in declared cash dividends of $54.9 million during the first quarter of 2021, compared to $52.6 million during the same period in 2020. We paid cash dividends of $52.7 million and $51.5 million during the first quarters of 2021 and 2020, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020 our board of directors authorized a share repurchase program of up to $500 million of our common stock. Under the share repurchase program, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase program does not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase program does not have an expiration date. There were no share repurchases during the first quarter of 2021, and $106.5 million of share repurchases during the first quarter of 2020. As of March 31, 2021, we have $444.0 million remaining available to purchase under the 2020 share repurchase program.

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

Our risk strategy associated with the purchase of raw materials utilized within our operations has generally been to make some commitments with suppliers relating to future expected requirements for some commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain of these commitments contain provisions which require us to “take or pay” for specified quantities without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 11 remaining years for air products. We utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at our idle Minnesota ironmaking operations. We believe that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our Minnesota ironmaking operations while idle. We also purchase electricity consumed at our Butler Flat Roll Division pursuant to a contract which extends through December 2022, which establishes an agreed fixed-rate energy charge per Mill/kWh consumed for each year through the expiration of the agreement.

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2021, we had a cumulative unrealized gain associated with these financial contracts of $14.5 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of March 31, 2021.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Document

101.PRE*	Inline XBRL Taxonomy Presentation Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2021

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)