Form 10-Q
period 2021-06-30
STEEL DYNAMICS INC
filed 2021-07-26
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2021

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

As of July 19, 2021, Registrant had 204,113,883 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets
Cash and equivalents	$1,113,744	$1,368,618
Accounts receivable, net	1,565,317	967,981
Accounts receivable-related parties	5,707	3,937
Inventories	2,481,832	1,843,548
Other current assets	98,509	74,363
Total current assets	5,265,109	4,258,447

Property, plant and equipment, net	4,526,892	4,105,569

Intangible assets, net	309,700	324,577
Goodwill	455,530	457,226
Other assets	130,100	119,743
Total assets	$10,687,331	$9,265,562
Liabilities and Equity
Current liabilities
Accounts payable	$1,167,102	$760,536
Accounts payable-related parties	16,502	8,919
Income taxes payable	80,520	2,386
Accrued payroll and benefits	276,232	201,778
Accrued interest	17,535	19,656
Accrued expenses	200,849	178,618
Current maturities of long-term debt	93,505	86,894
Total current liabilities	1,852,245	1,258,787

Long-term debt	3,016,486	3,015,782
Deferred income taxes	652,059	536,288
Other liabilities	136,189	106,479
Total liabilities	5,656,979	4,917,336

Commitments and contingencies

Redeemable noncontrolling interests	176,414	158,614

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
266,618,566 shares issued; and 205,307,447 and 210,914,264
shares outstanding, as of June 30, 2021 and December 31, 2020, respectively	648	648
Treasury stock, at cost; 61,311,119 and 55,704,302 shares,
as of June 30, 2021 and December 31, 2020, respectively	(2,006,895)	(1,623,747)
Additional paid-in capital	1,210,833	1,207,392
Retained earnings	5,783,184	4,758,969
Accumulated other comprehensive income	32,344	1,902
Total Steel Dynamics, Inc. equity	5,020,114	4,345,164
Noncontrolling interests	(166,176)	(155,552)
Total equity	4,853,938	4,189,612
Total liabilities and equity	$10,687,331	$9,265,562

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales
Unrelated parties	$4,453,556	$2,092,964	$7,991,181	$4,664,508
Related parties	11,752	1,341	18,724	4,897
Total net sales	4,465,308	2,094,305	8,009,905	4,669,405

Costs of goods sold	3,265,616	1,809,874	6,009,947	3,969,745
Gross profit	1,199,692	284,431	1,999,958	699,660

Selling, general and administrative expenses	154,379	109,299	304,160	222,197
Profit sharing	82,140	9,092	130,988	30,546
Amortization of intangible assets	7,438	7,190	14,876	14,381
Operating income	955,735	158,850	1,549,934	432,536

Interest expense, net of capitalized interest	14,898	27,702	32,167	55,721
Other (income) expense, net	10,039	28,103	20,110	25,514
Income before income taxes	930,798	103,045	1,497,657	351,301

Income tax expense	218,595	24,280	346,699	81,700
Net income	712,203	78,765	1,150,958	269,601

Net income attributable to noncontrolling interests	(9,912)	(3,269)	(18,160)	(6,765)
Net income attributable to Steel Dynamics, Inc.	$702,291	$75,496	$1,132,798	$262,836

Basic earnings per share attributable to Steel Dynamics, Inc.
stockholders	$3.35	$0.36	$5.39	$1.24

Weighted average common shares outstanding	209,647	210,343	210,331	211,798

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$3.32	$0.36	$5.35	$1.24

Weighted average common shares and share equivalents outstanding	211,246	211,378	211,750	212,701

Dividends declared per share	$0.26	$0.25	$0.52	$0.50

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$712,203	$78,765	$1,150,958	$269,601
Other comprehensive income - net unrealized gain on cash
flow hedging derivatives, net of income tax of $8,332, $58
$9,508, and $70, for the three and six-month periods ended
June 30, 2021 and 2020, respectively	26,677	186	30,442	223
Comprehensive income	738,880	78,951	1,181,400	269,824

Comprehensive income attributable to noncontrolling interests	(9,912)	(3,269)	(18,160)	(6,765)
Comprehensive income attributable to Steel Dynamics, Inc.	$728,968	$75,682	$1,163,240	$263,059

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating activities:
Net income	$712,203	$78,765	$1,150,958	$269,601

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	87,047	78,721	173,966	158,980
Equity-based compensation	9,808	9,520	26,848	27,364
Deferred income taxes	50,722	14,634	117,466	20,561
Other adjustments	(1,472)	4,728	(2,134)	4,464
Changes in certain assets and liabilities:
Accounts receivable	(204,561)	154,352	(599,106)	280
Inventories	(264,935)	77,521	(639,523)	122,026
Other assets	(4,285)	11,137	1,543	9,596
Accounts payable	63,155	69,523	423,836	121,119
Income taxes receivable/payable	27,551	7,993	87,144	60,378
Accrued expenses	111,997	(20,884)	108,423	(97,078)
Net cash provided by operating activities	587,230	486,010	849,421	697,291

Investing activities:
Purchases of property, plant and equipment	(277,206)	(309,716)	(587,069)	(527,251)
Purchases of short-term investments	-	-	-	(149,359)
Proceeds from maturities of short-term investments	-	149,648	-	341,988
Other investing activities	1,859	803	2,249	1,321
Net cash used in investing activities	(275,347)	(159,265)	(584,820)	(333,301)

Financing activities:
Issuance of current and long-term debt	419,464	1,099,774	716,905	1,316,035
Repayment of current and long-term debt	(408,565)	(1,103,814)	(712,849)	(1,339,571)
Dividends paid	(54,916)	(52,584)	(107,645)	(104,065)
Purchases of treasury stock	(393,198)	-	(393,198)	(106,529)
Other financing activities	(6,094)	(8,763)	(22,692)	(14,915)
Net cash used in financing activities	(443,309)	(65,387)	(519,479)	(249,045)

Increase (decrease) in cash, cash equivalents, and restricted cash	(131,426)	261,358	(254,878)	114,945
Cash, cash equivalents, and restricted cash at beginning of period	1,250,670	1,240,984	1,374,122	1,387,397

Cash, cash equivalents, and restricted cash at end of period	$1,119,244	$1,502,342	$1,119,244	$1,502,342

Supplemental disclosure information:
Cash paid for interest	$41,727	$59,668	$53,042	$68,453
Cash paid for income taxes, net	$146,002	$1,430	$148,144	$1,948

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

Steel Operations Segment. Steel operations include the company’s six operating electric arc furnace steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia, and our under construction Southwest-Sinton Flat Roll Division; and steel coating and processing operations at The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (USS), and Vulcan Threaded Products, Inc. Steel operations accounted for 72% and 78% of the company’s consolidated net sales during the three months ended June 30, 2021 and 2020, and 72% and 76% of the company’s consolidated net sales during the six months ended June 30, 2021 and 2020, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 13% and 7% of the company’s consolidated net sales during the three months ended June 30, 2021 and 2020, and 13% and 10% of the company’s consolidated net sales during the six months ended June 30, 2021 and 2020, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 10% of the company’s consolidated net sales during the three months ended June 30, 2021 and 2020, and 7% and 9% of the company’s consolidated net sales during the six months ended June 30, 2021 and 2020, respectively.

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

Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 75% by SDI) are $65.2 million at June 30, 2021 and $47.4 million at December 31, 2020. Redeemable noncontrolling interests related to Mesabi Nugget (owned 84% by SDI) are $111.2 million at June 30, 2021, and December 31, 2020.

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

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at June 30, 2021, March 31, 2021, December 31, 2020, and March 31, 2020, and $5.9 million at June 30, 2020 and December 31, 2019, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at June 30, 2021, and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	181,472	183,168
Steel Fabrication Operations Segment	1,925	1,925
	$455,530	$457,226

Metals Recycling Operations Segment goodwill decreased $1.7 million from December 31, 2020 to June 30, 2021, in recognition of the 2021 tax benefit related to the normal amortization of the component of Metals Recycling Operations tax-deductible goodwill in excess of book goodwill.

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

At June 30, 2021, the company reported $1,571.0 million of accounts receivable, net of allowances for credit losses of $8.4 million. Changes in the allowance were not material for the three and six months ended June 30, 2021 and 2020.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and six months ended June 30, 2021 and 2020.

	Three-Month Periods Ended June 30,
	2021			2020
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$702,291	209,647	$3.35	$75,496	210,343	$0.36
Dilutive common share equivalents	-	1,599		-	1,035
Diluted earnings per share	$702,291	211,246	$3.32	$75,496	211,378	$0.36

	Six-Month Periods Ended June 30,
	2021			2020
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,132,798	210,331	$5.39	$262,836	211,798	$1.24
Dilutive common share equivalents	-	1,419		-	903
Diluted earnings per share	$1,132,798	211,750	$5.35	$262,836	212,701	$1.24

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$1,302,376	$790,324
Supplies	510,408	500,497
Work in progress	236,728	162,843
Finished goods	432,320	389,884
Total inventories	$2,481,832	$1,843,548

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each of the three and six months ended June 30, 2021 and 2020:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2020	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614
Dividends declared	-	-	-	(54,917)	-	-	(54,917)	-
Noncontrolling investors, net	-	-	-	-	-	(9,905)	(9,905)	5,000
Equity-based compensation	-	8,881	(4,447)	(161)	-	-	4,273	-
Net income	-	-	-	430,507	-	8,248	438,755	-
Other comprehensive income, net of tax	-	-	-	-	3,765	-	3,765	-
Balances at March 31, 2021	648	(1,614,866)	1,202,945	5,134,398	5,667	(157,209)	4,571,583	163,614
Dividends declared	-	-	-	(53,380)	-	-	(53,380)	-
Noncontrolling investors, net	-	-	-	-	-	(18,879)	(18,879)	12,800
Share repurchases	-	(393,198)	-	-	-	-	(393,198)	-
Equity-based compensation	-	1,169	7,888	(125)	-	-	8,932	-
Net income	-	-	-	702,291	-	9,912	712,203	-
Other comprehensive income, net of tax	-	-	-	-	26,677	-	26,677	-
Balances at June 30, 2021	$648	$(2,006,895)	$1,210,833	$5,783,184	$32,344	$(166,176)	$4,853,938	$176,414

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2019	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	(52,585)	-	-	(52,585)	-
Noncontrolling investors, net	-	-	-	-	-	(7,504)	(7,504)	7,400
Share repurchases	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	-	6,834	2,764	(169)	-	-	9,429	-
Net income	-	-	-	187,340	-	3,496	190,836	-
Other comprehensive income, net of tax	-	-	-	-	37	-	37	-
Balances at March 31, 2020	646	(1,624,808)	1,183,776	4,553,882	30	(158,601)	3,954,925	151,014
Dividends declared	-	-	-	(52,591)	-	-	(52,591)	-
Noncontrolling investors, net	-	-	-	-	-	(2,410)	(2,410)	1,400
Equity-based compensation	-	953	7,838	(158)	-	-	8,633	-
Net income	-	-	-	75,496	-	3,269	78,765	-
Other comprehensive income, net of tax	-	-	-	-	186	-	186	-
Balances at June 30, 2020	$646	$(1,623,855)	$1,191,614	$4,576,629	$216	$(157,742)	$3,987,508	$152,414

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of June 30, 2021:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	3,300
Aluminum	Short	5,325
Copper	Long	27,011
Copper	Short	42,615

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of June 30, 2021, and December 31, 2020, and gains and losses related to derivatives included in the company’s statement of income for the three and six months ended June 30, 2021 and 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivative instruments designated as hedges
Commodity futures	Other current assets	$57,295	$5,092	$10,503	$4,635

Derivative instruments not designated as hedges
Commodity futures	Other current assets	8,251	1,705	6,465	2,807
Total derivative instruments		$65,546	$6,797	$16,968	$7,442

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $49.6 million at June 30, 2021, and $13.2 million at

December 31, 2020, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended June 30,		fair value hedge	related hedged	ended June 30,
	derivatives	2021	2020	relationships	items	2021	2020
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$2,184	$(3,287)	Firm commitments	Costs of goods sold	$(2,319)	$(484)
				Inventory	Costs of goods sold	(1,707)	2,579
Derivatives not designated						$(4,026)	$2,095
as hedging instruments
Commodity futures	Costs of goods sold	$(15,584)	$(1,289)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	six-month periods		Hedged items in	in income on	six-month periods
	in income on	ended June 30,		fair value hedge	related hedged	ended June 30,
	derivatives	2021	2020	relationships	items	2021	2020
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$9,970	$(2,449)	Firm commitments	Costs of goods sold	$(4,217)	$1,255
				Inventory	Costs of goods sold	(2,205)	1,340
Derivatives not designated						$(6,422)	$2,595
as hedging instruments
Commodity futures	Costs of goods sold	$(45,780)	$9,650

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $1.6 million and $2,400 during the three months ended June 30, 2021 and 2020, respectively, and gains of $1.6 million and losses of $59,000 during the six months ended June 30, 2021 and 2020, respectively. Losses excluded from hedge effectiveness testing of $3.4 million and $1.2 million increased cost of goods sold during the during the three months ended June 30, 2021 and 2020, respectively. Gains excluded from hedge effectiveness testing of $1.9 million and $205,000 decreased cost of goods sold during the six months ended June 30, 2021 and 2020, respectively.

Derivatives accounted for as cash flow hedges resulted in net gains of $34.8 million and $480,000 recognized in other comprehensive income for the three months ended June 30, 2021 and 2020, respectively, and net gains of $44.1 million and $491,000 for the six months ended June 30, 2021 and 2020, respectively. Net gains of $2.8 million and $236,000 were reclassified from accumulated other comprehensive income for the three months ended June 30, 2021 and 2020, respectively, and net gains of $7.2 million and $198,000 for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the company expects to reclassify all $39.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2021, and December 31, 2020 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Commodity futures – financial assets	$65,546	$-	$65,546	$-
Commodity futures – financial liabilities	16,968	-	16,968	-

December 31, 2020
Commodity futures – financial assets	$6,797	$-	$6,797	$-
Commodity futures – financial liabilities	7,442	-	7,442	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.3 billion and $3.4 billion at June 30, 2021, and December 31, 2020, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at June 30, 2021, and December 31, 2020).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
June 30, 2021	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,086,393	$449,872	$330,709	$319,691		$-		$4,186,665
External Non-U.S.	148,126	125,827	144	4,546		-		278,643
Other segments	159,923	575,407	862	1,113		(737,305)		-
	3,394,442	1,151,106	331,715	325,350		(737,305)		4,465,308
Operating income (loss)	1,012,997	47,596	28,409	(127,694)	(1)	(5,573)		955,735
Income (loss) before income taxes	1,003,355	48,396	27,871	(142,894)		(5,930)		930,798
Depreciation and amortization	66,140	14,070	2,406	4,431		-		87,047
Capital expenditures	257,250	7,324	3,077	9,555		-		277,206

As of June 30, 2021
Assets	$7,539,524	$1,319,574	$580,373	$1,352,011	(2)	$(104,151)	(3)	$10,687,331

Footnotes related to the three-month period ended June 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(18.2)	(2)	Cash and equivalents	$993.5
	Companywide equity-based compensation	(22.9)		Accounts receivable	42.4
	Profit sharing	(79.0)		Inventories	120.9
	Other, net	(7.6)		Property, plant and equipment, net	138.6
		$(127.7)		Intra-company debt	15.9
				Other	40.7
					$1,352.0

(3)	Elimination of intra-company receivables	$(53.0)
	Elimination of intra-company debt	(15.9)
	Other	(35.3)
		$(104.2)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
June 30, 2020	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$1,578,252	$126,818	$214,951	$94,274		$-	$2,014,295
External Non-U.S.	49,775	29,764	300	171		-	80,010
Other segments	71,371	260,106	3,177	-		(334,654)	-
	1,699,398	416,688	218,428	94,445		(334,654)	2,094,305
Operating income (loss)	168,043	(8,715)	27,155	(32,089)	(1)	4,456	158,850
Income (loss) before income taxes	151,012	(12,654)	25,959	(65,445)		4,173	103,045
Depreciation and amortization	60,686	12,170	2,737	3,128		-	78,721
Capital expenditures	301,179	3,821	2,364	2,352		-	309,716

Footnotes related to the three-month period ended June 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(14.5)
	Companywide equity-based compensation	(9.7)
	Profit sharing	(8.2)
	Other, net	0.3
		$(32.1)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication
June 30, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$5,487,309	$813,750	$587,671	$623,942		$-	$7,512,672
External Non-U.S.	257,894	231,956	166	7,217		-	497,233
Other segments	292,086	1,185,312	2,898	1,672		(1,481,968)	-
	6,037,289	2,231,018	590,735	632,831		(1,481,968)	8,009,905
Operating income (loss)	1,650,408	98,159	38,263	(218,607)	(1)	(18,289)	1,549,934
Income (loss) before income taxes	1,629,414	97,735	36,935	(247,493)		(18,934)	1,497,657
Depreciation and amortization	132,318	27,940	5,081	8,627		-	173,966
Capital expenditures	539,848	31,242	5,698	10,281		-	587,069

Footnotes related to the six-month period ended June 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(36.2)
	Companywide equity-based compensation	(45.9)
	Profit sharing	(127.1)
	Other, net	(9.4)
		$(218.6)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication
June 30, 2020	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,438,837	$361,651	$435,886	$214,616		$-	$4,450,990
External Non-U.S.	130,896	86,788	300	431		-	218,415
Other segments	145,817	596,988	3,683	88		(746,576)	-
	3,715,550	1,045,427	439,869	215,135		(746,576)	4,669,405
Operating income (loss)	456,437	(3,187)	56,318	(78,444)	(1)	1,412	432,536
Income (loss) before income taxes	424,567	(8,349)	53,877	(119,685)		891	351,301
Depreciation and amortization	123,113	24,142	5,485	6,240		-	158,980
Capital expenditures	494,452	22,044	6,453	4,302		-	527,251

Footnotes related to the six-month period ended June 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(31.7)
	Companywide equity-based compensation	(17.9)
	Profit sharing	(29.5)
	Other, net	0.7
		$(78.4)

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

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States, based on estimated current steelmaking and coating capacity of approximately 13 million tons and actual metals recycling volumes, with one of the most diversified product and end-market portfolios in the domestic steel industry. Our primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Results Overview

Our consolidated results for the second quarter of 2021 were highlighted by record net sales of $4.5 billion, record operating income of $955.7 million, record net income of $702.3 million, and record cash flow from operations of $587.2 million. Our steel operations and steel fabrication segments both achieved record quarterly shipments. Domestic steel demand remained strong during the second quarter 2021, particularly within the automotive, construction and industrial sectors, driving robust shipments and scrap demand, as well as significantly higher average selling prices across our entire operations, with increased metal spread in each of our reportable segments. Operating results for the second quarter and first half of 2021 were significantly improved over the same periods in 2020, which was negatively impacted by the global COVID-19 pandemic, most notably in the second quarter 2020. Volumes and selling values strengthened during the second half of 2020 and through the first half of 2021.

Consolidated operating income increased $796.9 million, or 502%, to $955.7 million for the second quarter 2021, compared to the second quarter 2020. Second quarter 2021 net income attributable to Steel Dynamics, Inc. increased $626.8 million, or 830%, to $702.3 million, compared to the second quarter 2020, consistent with the increased operating income.

Consolidated operating income increased $1.1 billion, or 258%, to $1.5 billion for the first half of 2021, compared to the first half of 2020. First half 2021 net income attributable to Steel Dynamics, Inc. increased $870.0 million, or 331%, to $1.1 billion, compared to the first half of 2020, consistent with the increased operating income.

Segment Operating Results 2021 vs. 2020 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
Net sales:
Steel Operations Segment	$3,394,442	100%	$1,699,398	$6,037,289	62%	$3,715,550
Metals Recycling Operations Segment	1,151,106	176%	416,688	2,231,018	113%	1,045,427
Steel Fabrication Operations Segment	331,715	52%	218,428	590,735	34%	439,869
Other	325,350	244%	94,445	632,831	194%	215,135
	5,202,613		2,428,959	9,491,873		5,415,981
Intra-company	(737,305)		(334,654)	(1,481,968)		(746,576)
	$4,465,308	113%	$2,094,305	$8,009,905	72%	$4,669,405

Operating income (loss):
Steel Operations Segment	$1,012,997	503%	$168,043	$1,650,408	262%	$456,437
Metals Recycling Operations Segment	47,596	646%	(8,715)	98,159	3180%	(3,187)
Steel Fabrication Operations Segment	28,409	5%	27,155	38,263	(32)%	56,318
Other	(127,694)	(298)%	(32,089)	(218,607)	(179)%	(78,444)
	961,308		154,394	1,568,223		431,124
Intra-company	(5,573)		4,456	(18,289)		1,412
	$955,735	502%	$158,850	$1,549,934	258%	$432,536

Steel Operations Segment

Steel operations consist of our six operating EAF steel mills and our under-construction Southwest-Sinton Flat Roll Steel Division, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 72% and 78% of our consolidated net sales during the three months ended June 30, 2021 and 2020, respectively, and 72% and 76% of our consolidated net sales during the six months ended June 30, 2021 and 2020, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020

Total shipments	2,891,276	15%	2,518,019	5,713,550	6%	5,365,201
Intra-segment shipments	(263,579)		(257,219)	(549,875)		(510,696)
Steel Operations Segment shipments	2,627,697	16%	2,260,800	5,163,675	6%	4,854,505

External shipments	2,504,007	16%	2,152,856	4,914,824	6%	4,648,020

Steel Operations Segment Results 2021 vs. 2020

During the second quarter of 2021, steel demand remained robust and product pricing continued its positive momentum across our entire steel operations segment. Historically low customer inventories persisted throughout the supply chain, supporting further increased steel selling prices. Domestic steel consumption remained strong from the automotive, construction, and industrial sectors. Second quarter 2021 average selling prices increased 72%, or $542 per ton, compared to second quarter 2020. Steel operations segment shipments increased 16% in the second quarter 2021, as compared to the same period in 2020. Net sales for the steel operations were double in the second quarter 2021 when compared to the same period in 2020, due to the increase in average steel selling prices and volumes. Net sales for the steel operations increased 62% in the first half of 2021 when compared to the same period in 2020, due to the 6% increase in steel shipments and 53% increase in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations increased $173, or 65%, in the second quarter 2021, compared to the same period in 2020, consistent with overall increased domestic scrap pricing noted below. In the first half of 2021, our metallic raw material cost per net ton increased $140, or 52%, compared to the same period in 2020.

As a result of average selling prices increasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 53% in the second quarter 2021 compared to the second quarter 2020. Consistent with the metal spread expansion, operating income for the steel operations increased 503%, to a record $1.0 billion, in the second quarter 2021, compared to the same period in 2020. First half 2021 operating income increased 262%, to $1.7 billion, compared to the first half of 2020, due primarily to increased metal spread and to a lesser extent steel shipping volumes, which increased 6%.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarter 2021, 63% of the metals recycling operations ferrous scrap was sold to our own steel mills (75% in second quarter 2020), as our steel mills utilization increased to 91% in the second quarter of 2021 compared to 79% in the same 2020 period. Our metals recycling operations accounted for 13% and 7% of our consolidated net sales during the three months ended June 30, 2021 and 2020, and 13% and 10% of our consolidated net sales during the six months ended June 30, 2021 and 2020, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	% Change	2020	2021	% Change	2020
Ferrous metal (gross tons)
Total	1,400,447	75%	802,070	2,796,290	40%	1,994,214
Inter-company	(879,721)	46%	(604,100)	(1,838,382)	31%	(1,402,593)
External shipments	520,726	163%	197,970	957,908	62%	591,621

Nonferrous metals (thousands of pounds)
Total	266,859	60%	166,914	547,668	25%	438,992
Inter-company	(27,932)		(39,540)	(71,484)		(80,218)
External shipments	238,927	88%	127,374	476,184	33%	358,774

Metals Recycling Operations Segment Results 2021 vs. 2020

Our metals recycling operations continued to benefit from strong steel market demand, driving increased domestic steel mill utilization and continued strong ferrous scrap shipments in the second quarter of 2021. Domestic steel mill utilization rates increased to approximately 81% in the second quarter 2021 from 77% in the sequential first quarter, significantly higher than the COVID-19 impacted utilization rates of mid-2020. Net sales increased 176% during the second quarter of 2021 compared to the same period in 2020, driven by increased shipments, including those from the Mexican scrap company acquired in August 2020, and higher average selling prices. Ferrous scrap average selling prices increased 82% during the second quarter 2021 compared to the same period in 2020, while average nonferrous scrap prices increased 42%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 30%, while nonferrous metal spread increased 80% during the second quarter 2021 compared to the same period in 2020. This resulted in metals recycling operations operating income improving significantly to $47.6 million in the second quarter 2021 compared to the second quarter 2020 operating loss of $8.7 million.

Net sales for our metals recycling operations increased 113% in the first half of 2021 as compared to the same period in 2020, driven by increased shipments and pricing. Ferrous scrap average selling prices increased 70% during the first half of 2021 compared to the same period in 2020, while nonferrous average selling prices increased 46%. Ferrous metal spread increased 42%, while nonferrous metal spread increased 75% in the first half of 2021 compared to the first half of 2020. Metals recycling operations operating income in the first half of 2021 of $98.2 million improved $101.3 million from the first half of 2020 operating loss of $3.2 million, due primarily to increased ferrous and nonferrous shipments and metal spread.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 10% of our consolidated net sales during the three months ended June 30, 2021 and 2020, and 7% and 9% of our consolidated net sales during the six months ended June 30, 2021 and 2020, respectively.

Steel Fabrication Operations Segment Results 2021 vs. 2020

Our steel fabrication operations continue to benefit from a robust non-residential construction market, as order activity remains strong, with customer order backlogs at a record level at the end of the second quarter 2021. Net sales for the steel fabrication operations increased 52% during the second quarter 2021 compared to the same period in 2020, as average selling prices increased 29%, or $389 per ton, while shipments increased 18% to a quarterly record 189,000 tons. Net sales for the segment increased 34% during the first half of 2021, compared to the same period in 2020, as shipments increased 15%, and average selling prices increased 16%, or $222 per ton.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, generally representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed increased 56% in the second quarter 2021, as compared to the same period in 2020, consistent with increased steel selling prices in our steel operations. As a result of steel costs per ton increasing slightly more than selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 3% in the second quarter 2021 compared to the same period in 2020. In spite of this metal spread compression, operating income increased 5% to $28.4 million in the second quarter 2021 compared to the same period in 2020 on record quarterly shipments. For the first half of 2021, operating income decreased 32% to $38.3 million compared to the first half of 2020, as an 11% decrease in metal spread, on rising steel costs, more than offset the 15% increase in shipments.

Other Operations

Second Quarter Consolidated Results 2021 vs. 2020

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $154.4 million during the second quarter 2021 increased 41% from the $109.3 million during the second quarter 2020 on increased profitability and Southwest-Sinton Flat Roll Division start-up expenses. Selling, general and administrative expenses represented 3.5% and 5.2% of net sales during second quarter 2021 and 2020, respectively. Profit sharing expense during the second quarter of 2021 of $82.1 million was up more than eight-fold from the $9.1 million during the same period in 2020. The company-wide profit sharing plan represents 8% of pretax earnings; therefore, our higher second quarter 2021 earnings resulted in higher profit sharing.

Interest Expense, net of Capitalized Interest. During the second quarter 2021, interest expense of $14.9 million decreased 46% from $27.7 million during the second quarter of 2020, due to decreased interest rates from our June 2020 and October 2020 refinancing of $1.6 billion of high yield senior notes with lower rate interest senior notes, and increased capitalized interest in 2021 in conjunction with construction of our new Southwest-Sinton Flat Roll Division.

Income Tax Expense. Second quarter 2021 income tax expense of $218.6 million, at an effective income tax rate of 23.5%, was up 800% from the $24.3 million, at an effective income tax rate of 23.6%, during the second quarter 2020, consistent with increased income before income taxes.

First Six Months Consolidated Results 2021 vs. 2020

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $304.2 million during the first half of 2021 increased 37% compared to the $222.2 million during the first half of 2020 on increased profitability and Southwest-Sinton Flat Roll Division start-up expenses. Selling, general and administrative expenses represented 3.8% and 4.8% of net sales during first half of 2021 and 2020, respectively. Profit sharing expense during the first half of 2021 of $131.0 million increased 329% from the $30.5 million during the same period in 2020, consistent with increased profitability.

Interest Expense, net of Capitalized Interest. During the first half of 2021, interest expense of $32.2 million decreased 42% from $55.7 million during the first half of 2020, due to decreased interest rates from our June 2020 and October 2020 refinancing of $1.6 billion of high yield senior notes with lower rate interest senior notes, and increased capitalized interest in 2021 in conjunction with construction of our new Southwest-Sinton Flat Roll Division.

Income Tax Expense. First half 2021 income tax expense of $346.7 million, at an effective income tax rate of 23.1%, was up 324% from the $81.7 million, at an effective income tax rate of 23.3%, during the first half of 2020, consistent with increased income before income taxes.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, currently including those related to our new Southwest-Sinton Flat Roll Division, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2021, is as follows (in thousands):

Cash and equivalents	$1,113,744
Revolver availability	1,188,019
Total liquidity	$2,301,763

Our total outstanding debt remained consistent at $3.1 billion during the first six months of 2021. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 38.2% and 41.6% at June 30, 2021, and December 31, 2020, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2021, we had $1.2 billion of availability on the Revolver, $12.0 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2021, our interest coverage ratio and debt to capitalization ratio were 22.38:1.00 and 0.38:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2021, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $849.4 million in the first six months of 2021 compared to $697.3 million in the comparable 2020 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $729.0 million, or 44%, to $2.4 billion at June 30, 2021, due primarily to increased accounts receivable and inventory, consistent with increased net sales and inventory costs.

Capital Investments. During the first six months of 2021, we invested $587.1 million in property, plant and equipment, primarily within our steel operations segment, compared with $527.3 million invested during the same period in 2020. We invested $488.5 million in our new Southwest-Sinton Flat Roll Steel Division in the first half of 2021, and $371.0 million in the first half of 2020. We entered 2021 with ample liquidity of $2.6 billion to provide for our planned 2021 capital requirements, including those necessary to finish construction of our new steel mill. For the second half of 2021, we estimate capital investments to be roughly $350 to $400 million, of which the new steel mill in Sinton, Texas, represents approximately $300 million.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.26 per share in the first quarter 2021 (from $0.25 per share in 2020), resulting in declared cash dividends of $108.3 million during the first six months of 2021, compared to $105.2 million during the same period in 2020. We paid cash dividends of $107.6 million and $104.1 million during the first six months of 2021 and 2020, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020, our board of directors authorized share repurchase programs of up to $500.0 million of our common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $393.2 million and $106.5 million of share repurchases during the first six months of 2021 and 2020, respectively. As of June 30, 2021, we had $50.8 million remaining available to purchase under the 2020 share repurchase program. This program was exhausted in July 2021. In July 2021, our board of directors authorized an additional share repurchase program of up to $1.0 billion of our common stock.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2021, we had a cumulative unrealized gain associated with these financial contracts of $48.6 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of June 30, 2021.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1) (2)
Quarter ended June 30, 2021

April 1 - 30	-	$-	-	$444,011
May 1 - 31	2,464,646	62.15	2,464,646	290,842
June 1 - 30	3,839,491	62.52	3,839,491	50,813
	6,304,137		6,304,137

(1)	On February 26, 2020, we announced that our board of directors had authorized a share purchase program of up to $500.0 million of our common stock. This program was exhausted in July 2021.
(2)	On July 6, 2021, we announced that our board of directors had authorized an additional share purchase program of up to $1.0 billion of our common stock.

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

July 26, 2021

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)