Form 10-Q
period 2021-09-30
STEEL DYNAMICS INC
filed 2021-11-02
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 2021

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

As of October 29, 2021, Registrant had 198,451,226 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
Assets	(unaudited)
Current assets
Cash and equivalents	$1,095,701	$1,368,618
Accounts receivable, net	1,886,759	967,981
Accounts receivable-related parties	6,036	3,937
Inventories	2,894,970	1,843,548
Other current assets	104,106	74,363
Total current assets	5,987,572	4,258,447

Property, plant and equipment, net	4,654,192	4,105,569

Intangible assets, net	302,522	324,577
Goodwill	454,683	457,226
Other assets	137,016	119,743
Total assets	$11,535,985	$9,265,562
Liabilities and Equity
Current liabilities
Accounts payable	$1,208,499	$760,536
Accounts payable-related parties	11,938	8,919
Income taxes payable	80,167	2,386
Accrued payroll and benefits	406,538	201,778
Accrued interest	33,540	19,656
Accrued expenses	258,551	178,618
Current maturities of long-term debt	55,056	86,894
Total current liabilities	2,054,289	1,258,787

Long-term debt	3,019,175	3,015,782
Deferred income taxes	722,220	536,288
Other liabilities	117,367	106,479
Total liabilities	5,913,051	4,917,336

Commitments and contingencies

Redeemable noncontrolling interests	186,814	158,614

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
266,618,566 shares issued; and 199,778,688 and 210,914,264
shares outstanding, as of September 30, 2021 and December 31, 2020, respectively	648	648
Treasury stock, at cost; 66,839,878 and 55,704,302 shares,
as of September 30, 2021 and December 31, 2020, respectively	(2,344,477)	(1,623,747)
Additional paid-in capital	1,219,438	1,207,392
Retained earnings	6,721,734	4,758,969
Accumulated other comprehensive income	10,583	1,902
Total Steel Dynamics, Inc. equity	5,607,926	4,345,164
Noncontrolling interests	(171,806)	(155,552)
Total equity	5,436,120	4,189,612
Total liabilities and equity	$11,535,985	$9,265,562

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales
Unrelated parties	$5,081,476	$2,327,224	$13,072,657	$6,991,732
Related parties	6,812	3,608	25,536	8,505
Total net sales	5,088,288	2,330,832	13,098,193	7,000,237

Costs of goods sold	3,487,659	2,038,017	9,497,606	6,007,762
Gross profit	1,600,629	292,815	3,600,587	992,475

Selling, general and administrative expenses	157,526	118,235	461,686	340,432
Profit sharing	113,880	11,778	244,868	42,324
Amortization of intangible assets	7,178	6,946	22,054	21,327
Operating income	1,322,045	155,856	2,871,979	588,392

Interest expense, net of capitalized interest	12,704	18,950	44,871	74,671
Other (income) expense, net	6,776	3,546	26,886	29,060
Income before income taxes	1,302,565	133,360	2,800,222	484,661

Income tax expense	302,406	29,083	649,105	110,783
Net income	1,000,159	104,277	2,151,117	373,878

Net income attributable to noncontrolling interests	(9,396)	(4,134)	(27,556)	(10,899)
Net income attributable to Steel Dynamics, Inc.	$990,763	$100,143	$2,123,561	$362,979

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$4.89	$0.48	$10.22	$1.72

Weighted average common shares outstanding	202,450	210,366	207,704	211,321

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$4.85	$0.47	$10.15	$1.71

Weighted average common shares and share equivalents outstanding	204,167	211,926	209,222	212,443

Dividends declared per share	$0.26	$0.25	$0.78	$0.75

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$1,000,159	$104,277	$2,151,117	$373,878
Other comprehensive income - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax of $(6,797), $(38),
$2,711, and $32, for the three and nine-month periods ended
September 30, 2021 and 2020, respectively	(21,761)	(121)	8,681	102
Comprehensive income	978,398	104,156	2,159,798	373,980

Comprehensive income attributable to noncontrolling interests	(9,396)	(4,134)	(27,556)	(10,899)
Comprehensive income attributable to Steel Dynamics, Inc.	$969,002	$100,022	$2,132,242	$363,081

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating activities:
Net income	$1,000,159	$104,277	$2,151,117	$373,878

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	87,407	81,752	261,373	240,732
Equity-based compensation	9,917	9,486	36,765	36,850
Deferred income taxes	71,008	10,388	188,474	30,949
Other adjustments	(781)	17,237	(2,915)	21,701
Changes in certain assets and liabilities:
Accounts receivable	(321,771)	(58,271)	(920,877)	(57,991)
Inventories	(412,952)	(38,236)	(1,052,475)	83,790
Other assets	(20,361)	(3,894)	(18,818)	5,702
Accounts payable	48,726	645	472,562	121,764
Income taxes receivable/payable	(353)	(27,127)	86,791	33,251
Accrued expenses	169,817	55,533	278,240	(41,545)
Net cash provided by operating activities	630,816	151,790	1,480,237	849,081

Investing activities:
Purchases of property, plant and equipment	(214,629)	(327,647)	(801,698)	(854,898)
Purchases of short-term investments	-	-	-	(149,359)
Proceeds from maturities of short-term investments	-	69,545	-	411,533
Acquisition of business, net of cash and restricted cash acquired	-	(59,012)	-	(59,012)
Other investing activities	1,024	380	3,273	1,701
Net cash used in investing activities	(213,605)	(316,734)	(798,425)	(650,035)

Financing activities:
Issuance of current and long-term debt	343,007	295,814	1,059,912	1,611,849
Repayment of current and long-term debt	(382,489)	(305,911)	(1,095,338)	(1,645,482)
Dividends paid	(53,380)	(52,592)	(161,025)	(156,657)
Purchases of treasury stock	(337,616)	-	(730,814)	(106,529)
Other financing activities	(4,776)	(1,587)	(27,468)	(16,502)
Net cash used in financing activities	(435,254)	(64,276)	(954,733)	(313,321)

Decrease in cash, cash equivalents, and restricted cash	(18,043)	(229,220)	(272,921)	(114,275)
Cash, cash equivalents, and restricted cash at beginning of period	1,119,244	1,502,342	1,374,122	1,387,397

Cash, cash equivalents, and restricted cash at end of period	$1,101,201	$1,273,122	$1,101,201	$1,273,122

Supplemental disclosure information:
Cash paid for interest	$9,174	$8,597	$62,216	$77,050
Cash paid for income taxes, net	$222,691	$43,900	$370,835	$45,848

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

Steel Operations Segment. Steel operations include the company’s six operating electric arc furnace steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia, and the under construction Southwest-Sinton Flat Roll Division; and steel coating and processing operations at The Techs galvanizing lines, Heartland Flat Roll Division, United Steel Supply (USS), and Vulcan Threaded Products, Inc. Steel operations accounted for 72% and 73% of the company’s consolidated net sales during the three-month periods ended September 30, 2021 and 2020, respectively, and 72% and 75% of the company’s consolidated net sales during the nine-month periods ended September 30, 2021 and 2020, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 12% of the company’s consolidated net sales during the three-month periods ended September 30, 2021 and 2020, and 12% and 10% of the company’s consolidated net sales during the nine-month periods ended September 30, 2021 and 2020, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% of the company’s consolidated net sales during the three-month periods ended September 30, 2021 and 2020, and 8% and 10% of the company’s consolidated net sales during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owner’s proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 75% by SDI) are $75.6 million at September 30, 2021 and $47.4 million at December 31, 2020. Redeemable noncontrolling interests related to Mesabi Nugget (owned 84% by SDI) are $111.2 million at September 30, 2021, and December 31, 2020.

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

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at September 30, 2021, June 30, 2021, December 31, 2020, and September 30, 2020, and $5.9 million at June 30, 2020 and December 31, 2019, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at September 30, 2021, and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	180,625	183,168
Steel Fabrication Operations Segment	1,925	1,925
	$454,683	$457,226

Metals Recycling Operations Segment goodwill decreased $2.5 million from December 31, 2020 to September 30, 2021, in recognition of the 2021 tax benefit related to the normal amortization of the component of Metals Recycling Operations tax-deductible goodwill in excess of book goodwill.

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

At September 30, 2021, the company reported $1,892.8 million of accounts receivable, net of allowances for credit losses of $7.9 million. Changes in the allowance were not material for the three and nine-month periods ended September 30, 2021 and 2020.

Subsequent Event

On October 14, 2021, the company entered into a definitive agreement to acquire a 45% minority equity interest in New Process Steel, L.P., a metals solutions and distribution supply-chain management company headquartered in Houston, Texas, with a focus toward growing its value-added manufacturing applications. This transaction is subject to customary closing conditions and receipt of regulatory approvals.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and nine-month periods ended September 30, 2021 and 2020.

	Three-Month Periods Ended September 30,
	2021			2020
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$990,763	202,450	$4.89	$100,143	210,366	$0.48
Dilutive common share equivalents	-	1,717		-	1,560
Diluted earnings per share	$990,763	204,167	$4.85	$100,143	211,926	$0.47

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share (Continued)

	Nine-Month Periods Ended September 30,
	2021			2020
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,123,561	207,704	$10.22	$362,979	211,321	$1.72
Dilutive common share equivalents	-	1,518		-	1,122
Diluted earnings per share	$2,123,561	209,222	$10.15	$362,979	212,443	$1.71

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$1,480,799	$790,324
Supplies	534,248	500,497
Work in progress	305,288	162,843
Finished goods	574,635	389,884
Total inventories	$2,894,970	$1,843,548

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each of the three and nine-month periods ended September 30, 2021 and 2020:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2020	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614
Dividends declared	-	-	-	(54,917)	-	-	(54,917)	-
Noncontrolling investors, net	-	-	-	-	-	(9,905)	(9,905)	5,000
Equity-based compensation	-	8,881	(4,447)	(161)	-	-	4,273	-
Net income	-	-	-	430,507	-	8,248	438,755	-
Other comprehensive income, net of tax	-	-	-	-	3,765	-	3,765	-
Balances at March 31, 2021	648	(1,614,866)	1,202,945	5,134,398	5,667	(157,209)	4,571,583	163,614
Dividends declared	-	-	-	(53,380)	-	-	(53,380)	-
Noncontrolling investors, net	-	-	-	-	-	(18,879)	(18,879)	12,800
Share repurchases	-	(393,198)	-	-	-	-	(393,198)	-
Equity-based compensation	-	1,169	7,888	(125)	-	-	8,932	-
Net income	-	-	-	702,291	-	9,912	712,203	-
Other comprehensive income, net of tax	-	-	-	-	26,677	-	26,677	-
Balances at June 30, 2021	648	(2,006,895)	1,210,833	5,783,184	32,344	(166,176)	4,853,938	176,414
Dividends declared	-	-	-	(51,942)	-	-	(51,942)	-
Noncontrolling investors, net	-	-	-	(150)	-	(15,026)	(15,176)	10,400
Share repurchases	-	(337,616)	-	-	-	-	(337,616)	-
Equity-based compensation	-	34	8,605	(121)	-	-	8,518	-
Net income	-	-	-	990,763	-	9,396	1,000,159	-
Other comprehensive (loss), net of tax	-	-	-	-	(21,761)	-	(21,761)	-
Balances at September 30, 2021	$648	$(2,344,477)	$1,219,438	$6,721,734	$10,583	$(171,806)	$5,436,120	$186,814

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2019	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	(52,585)	-	-	(52,585)	-
Noncontrolling investors, net	-	-	-	-	-	(7,504)	(7,504)	7,400
Share repurchases	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	-	6,834	2,764	(169)	-	-	9,429	-
Net income	-	-	-	187,340	-	3,496	190,836	-
Other comprehensive income, net of tax	-	-	-	-	37	-	37	-
Balances at March 31, 2020	646	(1,624,808)	1,183,776	4,553,882	30	(158,601)	3,954,925	151,014
Dividends declared	-	-	-	(52,591)	-	-	(52,591)	-
Noncontrolling investors, net	-	-	-	-	-	(2,410)	(2,410)	1,400
Equity-based compensation	-	953	7,838	(158)	-	-	8,633	-
Net income	-	-	-	75,496	-	3,269	78,765	-
Other comprehensive income, net of tax	-	-	-	-	186	-	186	-
Balances at June 30, 2020	646	(1,623,855)	1,191,614	4,576,629	216	(157,742)	3,987,508	152,414
Dividends declared	-	-	-	(52,592)	-	-	(52,592)	-
Noncontrolling investors, net	-	-	-	-	-	(4,190)	(4,190)	3,000
Equity-based compensation	-	50	8,707	(161)	-	-	8,596	-
Net income	-	-	-	100,143	-	4,134	104,277	-
Other comprehensive (loss), net of tax	-	-	-	-	(121)	-	(121)	-
Balances at September 30, 2020	$646	$(1,623,805)	$1,200,321	$4,624,019	$95	$(157,798)	$4,043,478	$155,414

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of September 30, 2021:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	3,450
Aluminum	Short	7,400
Copper	Long	14,390
Copper	Short	26,025

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of September 30, 2021, and December 31, 2020, and gains and losses related to derivatives included in the company’s statement of income for the three-month and nine-month periods ended September 30, 2021 and 2020 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Derivative instruments designated as hedges
Commodity futures	Other current assets	$26,669	$5,092	$10,055	$4,635

Derivative instruments not designated as hedges
Commodity futures	Other current assets	2,943	1,705	5,775	2,807
Total derivative instruments		$29,612	$6,797	$15,830	$7,442

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $43.7 million at September 30, 2021, and $13.2 million at

December 31, 2020, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended September 30,		fair value hedge	related hedged	ended September 30,
	derivatives	2021	2020	relationships	items	2021	2020
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$(5,205)	$3,545	Firm commitments	Costs of goods sold	$4,404	$(2,156)
				Inventory	Costs of goods sold	500	(1,682)
Derivatives not designated						$4,904	$(3,838)
as hedging instruments
Commodity futures	Costs of goods sold	$12,160	$(10,289)

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	nine-month periods		Hedged items in	in income on	nine-month periods
	in income on	ended September 30,		fair value hedge	related hedged	ended September 30,
	derivatives	2021	2020	relationships	items	2021	2020
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$4,765	$1,096	Firm commitments	Costs of goods sold	$187	$(901)
				Inventory	Costs of goods sold	(1,705)	(342)
Derivatives not designated						$(1,518)	$(1,243)
as hedging instruments
Commodity futures	Costs of goods sold	$(33,620)	$(639)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in a loss of $1.6 million and a gain of $110,000 during the three-month periods ended September 30, 2021 and 2020, respectively, and gains of $17,000 and $51,000 during the nine-month periods ended September 30, 2021 and 2020, respectively. Gains excluded from hedge effectiveness testing of $1.3 million decreased cost of goods sold during the during the three-month period ended September 30, 2021, and losses excluded from hedge effectiveness testing of $403,000 increased cost of goods sold during the three-month period ended September 30, 2020. Gains excluded from hedge effectiveness testing of $3.2 million decreased cost of goods sold during the during the nine-month period ended September 30, 2021, and losses excluded from hedge effectiveness testing of $198,000 increased cost of goods sold during the nine-month period ended September 30, 2020.

Derivatives accounted for as cash flow hedges resulted in net losses of $2.3 million and $274,000 recognized in other comprehensive income for the three-month periods ended September 30, 2021 and 2020, respectively, and net gains of $41.8 million and $217,000 for the nine-month periods ended September 30, 2021 and 2020, respectively. Net gains of $23.2 million and net losses of $115,000 were reclassified from accumulated other comprehensive income for the three-month periods ended September 30, 2021 and 2020, respectively, and net gains of $30.4 million and $84,000 were reclassified from accumulated other comprehensive income for the nine-month periods ended September 30, 2021 and 2020, respectively. At September 30, 2021, the company expects to reclassify all $13.9 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2021, and December 31, 2020 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2021
Commodity futures – financial assets	$29,612	$-	$29,612	$-
Commodity futures – financial liabilities	15,830	-	15,830	-

December 31, 2020
Commodity futures – financial assets	$6,797	$-	$6,797	$-
Commodity futures – financial liabilities	7,442	-	7,442	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.2 billion and $3.4 billion at September 30, 2021, and December 31, 2020, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at September 30, 2021, and December 31, 2020).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
September 30, 2021	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,503,964	$430,087	$493,452	$337,011		$-		$4,764,514
External Non-U.S.	163,754	157,005	352	2,663		-		323,774
Other segments	243,455	625,025	122	453		(869,055)		-
	3,911,173	1,212,117	493,926	340,127		(869,055)		5,088,288
Operating income (loss)	1,346,967	43,616	89,389	(138,576)	(1)	(19,351)		1,322,045
Income (loss) before income taxes	1,341,051	43,328	88,892	(150,992)		(19,714)		1,302,565
Depreciation and amortization	65,852	14,054	2,263	5,238		-		87,407
Capital expenditures	200,721	6,870	3,458	3,580		-		214,629

As of September 30, 2021
Assets	$8,287,664	$1,298,990	$812,741	$1,265,945	(2)	$(129,355)	(3)	$11,535,985

Footnotes related to the three-month period ended September 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(17.0)	(2)	Cash and equivalents	$950.6
	Companywide equity-based compensation	(10.7)		Accounts receivable	45.5
	Profit sharing	(111.1)		Inventories	79.3
	Other, net	0.2		Property, plant and equipment, net	128.9
		$(138.6)		Intra-company debt	14.4
				Other	47.2
					$1,265.9

(3)	Elimination of intra-company receivables	$(60.0)
	Elimination of intra-company debt	(14.4)
	Other	(55.0)
		$(129.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
September 30, 2020	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$1,634,122	$202,034	$241,440	$120,175		$-	$2,197,771
External Non-U.S.	62,409	70,429	98	125		-	133,061
Other segments	79,253	364,010	5,052	62		(448,377)	-
	1,775,784	636,473	246,590	120,362		(448,377)	2,330,832
Operating income (loss)	139,466	12,668	39,231	(34,384)	(1)	(1,125)	155,856
Income (loss) before income taxes	126,825	12,051	38,374	(42,484)		(1,406)	133,360
Depreciation and amortization	63,538	12,368	2,634	3,212		-	81,752
Capital expenditures	309,421	5,674	5,113	7,439		-	327,647

Footnotes related to the three-month period ended September 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(14.2)
	Companywide equity-based compensation	(9.6)
	Profit sharing	(10.5)
	Other, net	(0.1)
		$(34.4)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication
September 30, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$8,991,273	$1,243,837	$1,081,123	$960,953		$-	$12,277,186
External Non-U.S.	421,648	388,961	518	9,880		-	821,007
Other segments	535,541	1,810,337	3,020	2,125		(2,351,023)	-
	9,948,462	3,443,135	1,084,661	972,958		(2,351,023)	13,098,193
Operating income (loss)	2,997,375	141,775	127,652	(357,183)	(1)	(37,640)	2,871,979
Income (loss) before income taxes	2,970,465	141,063	125,827	(398,485)		(38,648)	2,800,222
Depreciation and amortization	198,170	41,994	7,344	13,865		-	261,373
Capital expenditures	740,569	38,112	9,156	13,861		-	801,698

Footnotes related to the nine-month period ended September 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(53.2)
	Companywide equity-based compensation	(56.6)
	Profit sharing	(238.2)
	Other, net	(9.2)
		$(357.2)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication
September 30, 2020	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$5,072,959	$563,685	$677,326	$334,791		$-	$6,648,761
External Non-U.S.	193,305	157,217	398	556		-	351,476
Other segments	225,070	960,998	8,735	150		(1,194,953)	-
	5,491,334	1,681,900	686,459	335,497		(1,194,953)	7,000,237
Operating income (loss)	595,903	9,481	95,549	(112,828)	(1)	287	588,392
Income (loss) before income taxes	551,392	3,702	92,251	(162,169)		(515)	484,661
Depreciation and amortization	186,651	36,510	8,119	9,452		-	240,732
Capital expenditures	803,873	27,718	11,566	11,741		-	854,898

Footnotes related to the nine-month period ended September 30, 2020, segment results (in millions):

(1)	Corporate SG&A	$(45.9)
	Companywide equity-based compensation	(27.5)
	Profit sharing	(40.0)
	Other, net	0.6
		$(112.8)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in steel and recycled metals market places, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate", "intend", "believe", "estimate", "plan", "seek", "project", or "expect", or by the words "may", "will", or "should", are intended to be made as "forward-looking", subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) domestic and global economic factors; (2) global steelmaking overcapacity and steel imports, together with increased scrap prices; (3) pandemics, epidemics, widespread illness or other health issues, such as the COVID-19 pandemic; (4) the cyclical nature of the steel industry and the industries we serve; (5) volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes, and our potential inability to pass higher costs on to our customers; (6) cost and availability of electricity, natural gas, oil, or other resources are subject to volatile market conditions; (7) compliance with and changes in environmental and remediation requirements; (8) increased regulation associated with the environment, climate change, greenhouse gas emissions and sustainability; (9) significant price and other forms of competition from other steel producers, scrap processors and alternative materials; (10) availability of an adequate source of supply for our metals recycling operations; (11) cybersecurity threats and risks to the security of our sensitive data and information technology; (12) the implementation of our growth strategy; (13) litigation and legal compliance; (14) unexpected equipment downtime or shutdowns; (15) governmental agencies may refuse to grant or renew some of our licenses and permits; (16) our senior unsecured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and (17) the impacts of impairment.

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

Results Overview

Our consolidated results for the third quarter of 2021 were highlighted by record net sales of $5.1 billion, operating income of $1.3 billion, net income of $990.8 million, and cash flow from operations of $630.8 million. Our steel fabrication segment achieved record quarterly shipments and operating income, while our steel segment achieved record quarterly operating income. During the third quarter of 2021, steel demand remained strong as product pricing continued its positive trajectory in our steel and fabrication operations. Higher realized steel selling values drove significant metal spread expansion and were again most prominent within our flat roll steel operations, as continued demand strength and low customer inventories persisted throughout the supply chain and supported prices. Domestic steel consumption was strong from the automotive, construction, and industrial sectors, while the energy sector continued to show signs of recovery. Operating results for the third quarter and first nine months of 2021 were significantly improved over the same periods in 2020, which was negatively impacted by the global COVID-19 pandemic, most notably in the second quarter 2020. Volumes and selling values strengthened during the second half of 2020 and have continued through the first nine months of 2021.

Consolidated operating income increased $1.2 billion, or 748%, to $1.3 billion for the third quarter 2021, compared to the third quarter 2020. Third quarter 2021 net income attributable to Steel Dynamics, Inc. increased $890.6 million, or 889%, to $990.8 million, compared to the third quarter 2020, consistent with the increased operating income.

Consolidated operating income increased $2.3 billion, or 388%, to $2.9 billion for the first nine months of 2021, compared to the first nine months of 2020. First nine months 2021 net income attributable to Steel Dynamics, Inc. increased $1.8 billion, or 485%, to $2.1 billion, compared to the first nine months of 2020, consistent with the increased operating income.

Segment Operating Results 2021 vs. 2020 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	% Change	2020	2021	% Change	2020
Net sales:
Steel Operations Segment	$3,911,173	120%	$1,775,784	$9,948,462	81%	$5,491,334
Metals Recycling Operations Segment	1,212,117	90%	636,473	3,443,135	105%	1,681,900
Steel Fabrication Operations Segment	493,926	100%	246,590	1,084,661	58%	686,459
Other	340,127	183%	120,362	972,958	190%	335,497
	5,957,343		2,779,209	15,449,216		8,195,190
Intra-company	(869,055)		(448,377)	(2,351,023)		(1,194,953)
	$5,088,288	118%	$2,330,832	$13,098,193	87%	$7,000,237

Operating income (loss):
Steel Operations Segment	$1,346,967	866%	$139,466	$2,997,375	403%	$595,903
Metals Recycling Operations Segment	43,616	244%	12,668	141,775	1395%	9,481
Steel Fabrication Operations Segment	89,389	128%	39,231	127,652	34%	95,549
Other	(138,576)	(303)%	(34,384)	(357,183)	(217)%	(112,828)
	1,341,396		156,981	2,909,619		588,105
Intra-company	(19,351)		(1,125)	(37,640)		287
	$1,322,045	748%	$155,856	$2,871,979	388%	$588,392

Steel Operations Segment

Steel operations consist of our six operating electric arc furnace steel mills and our under-construction Southwest-Sinton Flat Roll Steel Division, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 72% and 73% of our consolidated net sales during the three months ended September 30, 2021 and 2020, respectively, and 72% and 75% of our consolidated net sales during the nine months ended September 30, 2021 and 2020, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	% Change	2020	2021	% Change	2020

Total shipments	2,803,571	5%	2,682,686	8,517,121	6%	8,047,887
Intra-segment shipments	(291,868)		(244,185)	(841,743)		(754,881)
Steel Operations Segment shipments	2,511,703	3%	2,438,501	7,675,378	5%	7,293,006

External shipments	2,366,928	2%	2,310,004	7,281,752	5%	6,958,024

Steel Operations Segment Results 2021 vs. 2020

During the third quarter of 2021, steel demand remained strong and product pricing continued its positive trajectory across our entire steel operations segment. Low customer inventories persisted throughout the supply chain, supporting further increased steel selling prices. Domestic steel consumption remained strong from the automotive, construction, and industrial sectors, with the energy sector showing signs of recovery. Third quarter 2021 average selling prices increased 114%, or $829 per ton, compared to third quarter 2020. Steel operations segment shipments increased 3% in the third quarter 2021, as compared to the same period in 2020. Net sales for the steel operations were 120% higher in the third quarter 2021 when compared to the same period in 2020, due to these increased average steel selling prices and volumes. Net sales for the steel operations increased 81% in the first nine months of 2021 when compared to the same period in 2020, due to the 5% increase in steel shipments, and a 73% increase in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations increased $230, or 89%, in the third quarter 2021, compared to the same period in 2020, consistent with overall increased domestic scrap pricing noted below. In the first nine months of 2021, our metallic raw material cost per net ton increased $169, or 64%, compared to the same period in 2020.

As a result of average selling prices increasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 123% in the third quarter 2021 compared to the third quarter 2020. As a result of this metal spread expansion and the 3% increase in shipping volumes, operating income for the steel operations increased 866%, to a record $1.3 billion, in the third quarter 2021, compared to the same period in 2020. First nine months 2021 operating income increased 403%, to $3.0 billion, compared to the first nine months of 2020, due to the increased metal spread and the 5% increase in steel shipping volumes.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the third quarter 2021, 65% of the metals recycling operations ferrous scrap was sold to our own steel mills, as our steel mills utilization increased to 93% in the third quarter of 2021 compared to 85% in the same 2020 period. Our metals recycling operations accounted for 12% of our consolidated net sales during the three months ended September 30, 2021 and 2020, and 12% and 10% of our consolidated net sales during the nine months ended September 30, 2021 and 2020, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	% Change	2020	2021	% Change	2020
Ferrous metal (gross tons)
Total	1,371,126	9%	1,256,351	4,167,416	28%	3,250,565
Inter-company	(895,559)	1%	(886,775)	(2,733,941)	19%	(2,289,368)
External shipments	475,567	29%	369,576	1,433,475	49%	961,197

Nonferrous metals (thousands of pounds)
Total	271,325	1%	267,338	818,993	16%	706,330
Inter-company	(31,840)		(42,026)	(103,324)		(122,244)
External shipments	239,485	6%	225,312	715,669	23%	584,086

Metals Recycling Operations Segment Results 2021 vs. 2020

Our metals recycling operations continued to benefit from strong steel market demand, driving increased domestic steel mill utilization and continued strong ferrous scrap shipments in the third quarter of 2021. Domestic steel mill utilization rates increased to approximately 85% in the third quarter 2021 from 81% in the sequential second quarter, significantly higher than the COVID-19 impacted utilization rates of the third quarter 2020 of 65%. Net sales increased 90% during the third quarter of 2021 compared to the same period in 2020, driven by increased ferrous shipments, including those from the Mexican scrap company acquired in August 2020, and higher average selling prices. Ferrous scrap average selling prices increased 96% during the third quarter 2021 compared to the same period in 2020, while average nonferrous scrap prices increased 59%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 41%, while nonferrous metal spread increased 60% during the third quarter 2021 compared to the same period in 2020. This resulted in metals recycling operations operating income improving 244% to $43.6 million in the third quarter 2021 compared to the third quarter 2020.

Net sales for our metals recycling operations increased 105% in the first nine months of 2021 as compared to the same period in 2020, driven by increased shipments and pricing. Ferrous scrap average selling prices increased 78% during the first nine months of 2021 compared to the same period in 2020, while nonferrous average selling prices increased 51%. Ferrous metal spread increased 41%, while nonferrous metal spread increased 69% in the first nine months of 2021 compared to the first nine months of 2020. Metals recycling operations operating income in the first nine months of 2021 of $141.8 million improved $132.3 million from the first nine months of 2020, due to increased ferrous and nonferrous shipments and metal spread.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% of our consolidated net sales during the three months ended September 30, 2021 and 2020, and 8% and 10% of our consolidated net sales during the nine months ended September 30, 2021 and 2020, respectively.

Steel Fabrication Operations Segment Results 2021 vs. 2020

Our steel fabrication operations continue to benefit from a robust non-residential construction market, as order activity remains strong, resulting in record customer order backlogs at the end of the third quarter 2021. Net sales for the steel fabrication operations doubled during the third quarter 2021 compared to the same period in 2020, as average selling prices increased 70%, or $964 per ton, while shipments increased 18% to a quarterly record 211,000 tons. Net sales for the segment increased 58% during the first nine months of 2021, compared to the same period in 2020, as shipments increased 16%, and average selling prices increased 36%, or $490 per ton.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing, however closer to three-fourths in 2021 with the increased steel costs. The average cost of steel consumed increased 107% in the third quarter 2021, as compared to the same period in 2020, consistent with increased steel selling prices in our steel operations. As a result of selling prices per ton increasing more than steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased 32% in the third quarter 2021 compared to the same period in 2020. This expanded metal spread, coupled with record shipments, resulted in record operating income of $89.4 million in the third quarter 2021 compared to $39.2 million in the same period in 2020. For the first nine months of 2021 operating income increased 34% to $127.7 million, compared to the first nine months of 2020, driven by a 5% increase in metal spread and a 16% increase in shipments.

Other Operations

Third Quarter Consolidated Results 2021 vs. 2020

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $157.5 million during the third quarter 2021 increased 33% from the $118.2 million during the third quarter 2020 on increased profitability and Southwest-Sinton Flat Roll Division start-up expenses. Selling, general and administrative expenses represented 3.1% and 5.1% of net sales during third quarter 2021 and 2020, respectively. Profit sharing expense during the third quarter of 2021 of $113.9 million was up more than nine-fold from the $11.81 million during the same period in 2020. The company-wide profit sharing plan represents 8% of pretax earnings; therefore, our higher third quarter 2021 earnings resulted in higher profit sharing.

Interest Expense, net of Capitalized Interest. During the third quarter 2021, interest expense of $12.7 million decreased 33% from $19.0 million during the third quarter of 2020, due primarily increased capitalized interest in 2021 in conjunction with construction of our new Southwest-Sinton Flat Roll Division.

Income Tax Expense. Third quarter 2021 income tax expense of $302.4 million, at an effective income tax rate of 23.2%, was up significantly from the $29.1 million, at an effective income tax rate of 21.8%, during the third quarter 2020, consistent with increased income before income taxes.

First Nine Months Consolidated Results 2021 vs. 2020

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $461.7 million during the first nine months of 2021 increased 36% compared to the $340.4 million during the first nine months of 2020 on increased profitability and Southwest-Sinton Flat Roll Division start-up expenses. Selling, general and administrative expenses represented 3.5% and 4.9% of net sales during first nine months of 2021 and 2020, respectively. Profit sharing expense during the first nine months of 2021 of $244.9 million increased 479% from the $42.3 million during the same period in 2020, consistent with increased profitability.

Interest Expense, net of Capitalized Interest. During the first nine months of 2021, interest expense of $44.9 million decreased 40% from $74.7 million during the first nine months of 2020, due to decreased interest rates from our June 2020 and October 2020 refinancing of $1.6 billion of high yield senior notes with lower rate interest senior notes, and increased capitalized interest in 2021 in conjunction with construction of our new Southwest-Sinton Flat Roll Division.

Income Tax Expense. First nine months 2021 income tax expense of $649.1 million, at an effective income tax rate of 23.2%, was up 486% from the $110.8 million, at an effective income tax rate of 22.9%, during the first nine months of 2020, consistent with increased income before income taxes.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our steel, metals recycling, and steel fabrication operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, currently including those related to our new Southwest-Sinton Flat Roll Division, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions. We have met these liquidity requirements primarily with cash provided by operations and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2021, is as follows (in thousands):

Cash and equivalents	$1,095,701
Revolver availability	1,187,941
Total liquidity	$2,283,642

Our total outstanding debt remained consistent at $3.1 billion during the first nine months of 2021. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 35.4% and 41.6% at September 30, 2021, and December 31, 2020, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on property. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2021, we had $1.2 billion of availability on the Revolver, $12.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2021, our interest coverage ratio and debt to capitalization ratio were 33.39:1.00 and 0.35:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2021, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $1.5 billion in the first nine months of 2021 compared to $849.1 million in the comparable 2020 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $1.2 billion, or 74%, to $2.9 billion at September 30, 2021, due primarily to increased accounts receivable and inventory, consistent with increased net sales and inventory costs.

Capital Investments. During the first nine months of 2021, we invested $801.7 million in property, plant and equipment, primarily within our steel operations segment, compared with $854.9 million invested during the same period in 2020. We invested $666.2 million in our new Southwest-Sinton Flat Roll Steel Division in the first nine months of 2021, and $639.7 million in the first nine months of 2020. We entered 2021 with ample liquidity of $2.6 billion to provide for our planned 2021 capital requirements, including those necessary to finish construction of our new steel mill. Fourth quarter 2021 capital investments are estimated to exceed $200.0 million.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 4% to $0.26 per share in the first quarter 2021 (from $0.25 per share in 2020), resulting in declared cash dividends of $160.2 million during the first nine months of 2021, compared to $157.8 million during the same period in 2020. We paid cash dividends of $161.0 million and $156.7 million during the first nine months of 2021 and 2020, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020, our board of directors authorized share repurchase program of up to $500.0 million of our common stock. This program was exhausted in July 2021. In July 2021, our board of directors authorized an additional share repurchase program of up to $1.0 billion of our common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $730.8 million and $106.5 million of share repurchases during the first nine months of 2021 and 2020, respectively. As of September 30, 2021, we had $713.2 million remaining available to purchase under the 2021 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2021, we had a cumulative unrealized gain associated with these financial contracts of $13.8 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of September 30, 2021.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Issuer Purchases of Equity Securities We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1) (2)
Quarter ended September 30, 2021

July 1 - 31	1,728,066	$60.48	1,728,066	$946,295
August 1 - 31	1,773,977	67.25	1,773,977	826,997
September 1 - 30	1,807,150	62.97	1,807,150	713,196
	5,309,193		5,309,193

(1)	On February 26, 2020, we announced that our board of directors had authorized a share purchase program of up to $500.0 million of our common stock. This program was completed in July 2021.
(2)	On July 6, 2021, we announced that our board of directors had authorized an additional share purchase program of up to $1.0 billion of our common stock.

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

November 2, 2021

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)