Form 10-Q
period 2022-03-31
STEEL DYNAMICS INC
filed 2022-04-29
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

OR

☐       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

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

As of April 25, 2022, Registrant had 188,690,008 outstanding shares of common stock.

STEEL DYNAMICS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
Assets	(unaudited)
Current assets
Cash and equivalents	$1,189,528	$1,243,868
Accounts receivable, net	2,285,245	1,911,385
Accounts receivable-related parties	78,423	5,049
Inventories	3,516,815	3,531,130
Other current assets	79,624	209,591
Total current assets	7,149,635	6,901,023

Property, plant and equipment, net	4,827,962	4,751,430

Intangible assets, net	288,183	295,345
Goodwill	453,088	453,835
Other assets	337,769	129,601
Total assets	$13,056,637	$12,531,234
Liabilities and Equity
Current liabilities
Accounts payable	$1,202,033	$1,266,833
Accounts payable-related parties	11,525	13,722
Income taxes payable	229,360	13,746
Accrued payroll and benefits	275,621	539,812
Accrued interest	33,539	17,533
Accrued expenses	270,178	278,549
Current maturities of long-term debt	68,390	97,174
Total current liabilities	2,090,646	2,227,369

Long-term debt	3,010,109	3,008,702
Deferred income taxes	856,790	854,905
Other liabilities	120,918	120,087
Total liabilities	6,078,463	6,211,063

Commitments and contingencies

Redeemable noncontrolling interests	227,914	211,414

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
267,224,622 and 267,224,622 shares issued; and 189,247,115 and 194,997,922
shares outstanding, as of March 31, 2022 and December 31, 2021, respectively	649	649
Treasury stock, at cost; 77,977,507 and 72,226,700 shares,
as of March 31, 2022 and December 31, 2021, respectively	(3,050,497)	(2,674,267)
Additional paid-in capital	1,204,023	1,218,933
Retained earnings	8,800,883	7,761,417
Accumulated other comprehensive income (loss)	9,296	(2,091)
Total Steel Dynamics, Inc. equity	6,964,354	6,304,641
Noncontrolling interests	(214,094)	(195,884)
Total equity	6,750,260	6,108,757
Total liabilities and equity	$13,056,637	$12,531,234

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended
	March 31,
	2022	2021

Net sales
Unrelated parties	$5,410,801	$3,537,625
Related parties	159,101	6,972
Total net sales	5,569,902	3,544,597

Costs of goods sold	3,787,389	2,744,331
Gross profit	1,782,513	800,266

Selling, general and administrative expenses	152,015	149,781
Profit sharing	128,469	48,848
Amortization of intangible assets	7,162	7,438
Operating income	1,494,867	594,199

Interest expense, net of capitalized interest	16,669	17,269
Other (income) expense, net	20,468	10,071
Income before income taxes	1,457,730	566,859

Income tax expense	350,376	128,104
Net income	1,107,354	438,755

Net income attributable to noncontrolling interests	(3,423)	(8,248)
Net income attributable to Steel Dynamics, Inc.	$1,103,931	$430,507

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$5.74	$2.04

Weighted average common shares outstanding	192,158	211,015

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$5.71	$2.03

Weighted average common shares and share equivalents outstanding	193,241	212,254

Dividends declared per share	$0.34	$0.26

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2022	2021

Net income	$1,107,354	$438,755
Other comprehensive income - net unrealized gain on cash
flow hedging derivatives, net of income tax of $3,557 and $1,176
for the three-month periods ended March 31, 2022 and 2021, respectively	11,387	3,765
Comprehensive income	1,118,741	442,520

Comprehensive income attributable to noncontrolling interests	(3,423)	(8,248)
Comprehensive income attributable to Steel Dynamics, Inc.	$1,115,318	$434,272

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2022	2021

Operating activities:
Net income	$1,107,354	$438,755

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	87,546	86,919
Equity-based compensation	16,519	17,040
Deferred income taxes	2,632	66,744
Other adjustments	11,157	(662)
Changes in certain assets and liabilities:
Accounts receivable	(447,234)	(394,545)
Inventories	14,315	(374,588)
Other assets	19,402	5,828
Accounts payable	(75,971)	360,681
Income taxes receivable/payable	341,905	59,593
Accrued expenses	(258,657)	(3,574)
Net cash provided by operating activities	818,968	262,191

Investing activities:
Purchases of property, plant and equipment	(159,330)	(309,863)
Investments in unconsolidated affiliates	(222,480)	-
Other investing activities	410	390
Net cash used in investing activities	(381,400)	(309,473)

Financing activities:
Issuance of current and long-term debt	319,779	297,441
Repayment of current and long-term debt	(349,272)	(304,284)
Dividends paid	(50,699)	(52,729)
Purchases of treasury stock	(389,190)	-
Other financing activities	(22,527)	(16,598)
Net cash used in financing activities	(491,909)	(76,170)

Decrease in cash, cash equivalents, and restricted cash	(54,341)	(123,452)
Cash, cash equivalents, and restricted cash at beginning of period	1,249,369	1,374,122

Cash, cash equivalents, and restricted cash at end of period	$1,195,028	$1,250,670

Supplemental disclosure information:
Cash paid for interest	$9,168	$11,315
Cash paid for income taxes, net	$9,948	$2,142

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division (Sinton), Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; and steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), and Vulcan Threaded Products, Inc (Vulcan). Steel operations accounted for 68% and 71% of the company’s consolidated net sales during the three-month periods ended March 31, 2022 and 2021, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 10% and 13% of the company’s consolidated net sales during the three-month periods ended March 31, 2022 and 2021, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 17% and 7% of the company’s consolidated net sales during the three-month periods ended March 31, 2022 and 2021, respectively.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consist of joint ventures, and our idle Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and the company’s profit sharing component.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled consolidated subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 75% by SDI) are $116.7 million at March 31, 2022 and $100.2 million at December 31, 2021. Noncontrolling members of USS exercised their put option to require the company to purchase an additional 12.5% of the equity interest of USS, increasing SDI’s ownership to 87.5%, on April 1, 2022. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85% by SDI) are $111.2 million at March 31, 2022, and December 31, 2021.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at March 31, 2022, December 31, 2021, March 31, 2021, and December 31, 2020, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at March 31, 2022, and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	179,030	179,777
Steel Fabrication Operations Segment	1,925	1,925
	$453,088	$453,835

Metals Recycling Operations Segment goodwill decreased $747,000 from December 31, 2021 to March 31, 2022, in recognition of the 2022 tax benefit related to the normal amortization of the component of Metals Recycling Operations tax-deductible goodwill in excess of book goodwill.

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

At March 31, 2022, the company reported $2.4 billion of accounts receivable, net of allowances for credit losses of $6.3 million. Changes in the allowance were not material for the three-month periods ended March 31, 2022 and 2021.

Note 2. Investments in Unconsolidated Affiliates

On January 31, 2022, the company purchased a 45% minority equity interest in New Process Steel, L.P. (NPS), a metals solutions and distribution supply-chain management company headquartered in Houston, Texas, with a focus toward growing its value-added manufacturing applications. On February 28, 2022, the company also purchased a minority equity interest in Aymium, a producer of renewable biocarbon products. As the company does not have power to control these entities, the company accounts for these investments using the equity method of accounting, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three-month periods ended March 31, 2022 and 2021.

	Three-Month Periods Ended March 31,
	2022			2021
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,103,931	192,158	$5.74	$430,507	211,015	$2.04
Dilutive common share equivalents	-	1,083		-	1,239
Diluted earnings per share	$1,103,931	193,241	$5.71	$430,507	212,254	$2.03

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$1,871,749	$1,870,300
Supplies	562,204	552,616
Work in progress	435,896	402,207
Finished goods	646,966	706,007
Total inventories	$3,516,815	$3,531,130

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for the three-month periods ended March 31, 2022 and 2021:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2021	$649	$(2,674,267)	$1,218,933	$7,761,417	$(2,091)	$(195,884)	$6,108,757	$211,414
Dividends declared	-	-	-	(64,344)	-	-	(64,344)	-
Noncontrolling investors, net	-	-	-	-	-	(21,633)	(21,633)	16,500
Share repurchases	-	(389,190)	-	-	-	-	(389,190)	-
Equity-based compensation	-	12,960	(14,910)	(121)	-	-	(2,071)	-
Net income	-	-	-	1,103,931	-	3,423	1,107,354	-
Other comprehensive income,	-	-	-	-	11,387	-	11,387	-
net of tax
Balances at March 31, 2022	$649	$(3,050,497)	$1,204,023	$8,800,883	$9,296	$(214,094)	$6,750,260	$227,914

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income	Interests	Equity	Interests
Balances at December 31, 2020	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614
Dividends declared	-	-	-	(54,917)	-	-	(54,917)	-
Noncontrolling investors, net	-	-	-	-	-	(9,905)	(9,905)	5,000
Equity-based compensation	-	8,881	(4,447)	(161)	-	-	4,273	-
Net income	-	-	-	430,507	-	8,248	438,755	-
Other comprehensive income,	-	-	-	-	3,765	-	3,765	-
net of tax
Balances at March 31, 2021	$648	$(1,614,866)	$1,202,945	$5,134,398	$5,667	$(157,209)	$4,571,583	$163,614

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of March 31, 2022:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	6,220
Aluminum	Short	12,225
Copper	Long	14,855
Copper	Short	27,940

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of March 31, 2022, and December 31, 2021, and gains and losses related to derivatives included in the company’s statement of income for the three-month periods ended March 31, 2022, and 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Derivative instruments designated as hedges
Commodity futures	Other current assets	$13,920	$1,278	$3,802	$7,430

Derivative instruments not designated as
hedges
Commodity futures	Other current assets	6,968	4,319	9,416	6,171
Total derivative instruments		$20,888	$5,597	$13,218	$13,601

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Derivative Financial Instruments (continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $17.5 million at March 31, 2022, and $24.9 million at December 31, 2021, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended March 31,		fair value hedge	related hedged	ended March 31,
	derivatives	2022	2021	relationships	items	2022	2021
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$1,326	$7,786	Firm commitments	Costs of goods sold	$(1,192)	$(1,898)
				Inventory	Costs of goods sold	(384)	(498)
Derivatives not designated						$(1,576)	$(2,396)
as hedging instruments
Commodity futures	Costs of goods sold	$(11,221)	$(30,195)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $285,000 and $21,000 during the three-month periods ended March 31, 2022 and 2021, respectively. Losses excluded from hedge effectiveness testing of $536,000 increased cost of goods sold during the three-month period ended March 31, 2022 and gains excluded from hedge effectiveness testing of $5.4 million decreased cost of goods sold during the three-month period ended March 31, 2021.

Derivatives accounted for as cash flow hedges resulted in net gains of $18.1 million and $9.3 million recognized in other comprehensive income for the three-month periods ended March 31, 2022 and 2021, respectively. Net gains of $3.2 million and $4.4 million were reclassified from accumulated other comprehensive income for the three-month periods ended March 31, 2022 and 2021, respectively. At March 31, 2022, the company expects to reclassify all $12.2 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2022
Commodity futures – financial assets	$20,888	$-	$20,888	$-
Commodity futures – financial liabilities	13,218	-	13,218	-

December 31, 2021
Commodity futures – financial assets	$5,597	$-	$5,597	$-
Commodity futures – financial liabilities	13,601	-	13,601	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of the commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.0 billion and $3.3 billion at March 31, 2022 and December 31, 2021, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at March 31, 2022 and December 31, 2021).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the consolidated financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures, and the idle Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and the company’s profit sharing component.

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
March 31, 2022	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,573,202	$448,043	$929,842	$297,121		$-		$5,248,208
External Non-U.S.	189,294	131,582	139	679		-		321,694
Other segments	169,157	563,592	119	658		(733,526)		-
	3,931,653	1,143,217	930,100	298,458		(733,526)		5,569,902
Operating income (loss)	1,163,010	44,960	466,875	(174,535)	(1)	(5,443)		1,494,867
Income (loss) before income taxes	1,152,216	45,730	465,199	(199,629)		(5,786)		1,457,730
Depreciation and amortization	66,682	13,254	2,430	5,180		-		87,546
Capital expenditures	136,190	11,557	3,690	7,893		-		159,330

As of March 31, 2022
Assets	$8,841,330	$1,365,134	$1,457,882	$1,540,817	(2)	$(148,526)	(3)	$13,056,637

Footnotes related to the three-month period ended March 31, 2022, segment results (in millions):

(1)	Corporate SG&A	$(19.6)	(2)	Cash and equivalents	$1,014.4
	Companywide equity-based compensation	(15.9)		Accounts receivable	42.7
	Company profit sharing component	(125.6)		Inventories	78.4
	Other, net	(13.4)		Property, plant and equipment, net	132.1
		$(174.5)		Intra-company debt	22.7
				Other	250.5
					$1,540.8

(3)	Elimination of intra-company receivables	$(47.5)
	Elimination of intra-company debt	(22.7)
	Other	(78.3)
		$(148.5)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
March 31, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,400,916	$363,878	$256,962	$304,251		$-	$3,326,007
External Non-U.S.	109,768	106,129	22	2,671		-	218,590
Other segments	132,163	609,905	2,036	559		(744,663)	-
	2,642,847	1,079,912	259,020	307,481		(744,663)	3,544,597
Operating income (loss)	637,411	50,563	9,854	(90,913)	(1)	(12,716)	594,199
Income (loss) before income taxes	626,059	49,339	9,064	(104,599)		(13,004)	566,859
Depreciation and amortization	66,178	13,870	2,675	4,196		-	86,919
Capital expenditures	282,598	23,918	2,621	726		-	309,863

Footnotes related to the three-month period ended March 31, 2021, segment results (in millions):

(1)	Corporate SG&A	$(18.0)
	Companywide equity-based compensation	(23.0)
	Company profit sharing component	(48.1)
	Other, net	(1.8)
		$(90.9)

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2021, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 13 million tons and actual metals recycling volumes, with one of the most diversified product and end-market portfolios in the domestic steel industry. Annual steelmaking and steel coating capacity is expected to increase to approximately 16 million tons once our new Southwest-Sinton Flat Roll Division is fully operational. Our primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of all costs associated with our sales, finance and accounting, and administrative departments, including, among other items, labor and related benefits, and professional services.

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

Other (Income) Expense, net. Other income consists of interest income earned on our temporary cash deposits; any other non-operating income activity, including income from investments in unconsolidated affiliates accounted for under the equity method. Other expense consists of any non-operating costs, such as certain acquisition and financing expenses.

Results Overview

Our consolidated results for the first quarter of 2022 were highlighted by record net sales of $5.6 billion, record operating income of $1.5 billion, record net income of $1.1 billion, and record cash flow from operations of $819.0 million. During the first quarter of 2022, steel demand remained strong, most notably in the automotive, construction, and industrial sectors. Our steel fabrication segment achieved record operating income in the quarter, surpassing full-year 2021 results, on robust non-residential construction demand and historically high average selling prices.

Consolidated operating income increased $900.7 million, or 152%, to $1.5 billion for the first quarter of 2022, compared to the first quarter of 2021. First quarter 2022 net income attributable to Steel Dynamics, Inc. increased $673.4 million, or 156%, to $1.1 billion, compared to the first quarter of 2021, consistent with the increased operating income.

Segment Operating Results 2022 vs. 2021 (dollars in thousands)

	Three Months Ended March 31,
	2022	% Change	2021
Net sales:
Steel Operations Segment	$3,931,653	49%	$2,642,847
Metals Recycling Operations Segment	1,143,217	6%	1,079,912
Steel Fabrication Operations Segment	930,100	259%	259,020
Other	298,458	(3)%	307,481
	6,303,428		4,289,260
Intra-company	(733,526)		(744,663)
	$5,569,902	57%	$3,544,597

Operating income (loss):
Steel Operations Segment	$1,163,010	82%	$637,411
Metals Recycling Operations Segment	44,960	(11)%	50,563
Steel Fabrication Operations Segment	466,875	4638%	9,854
Other	(174,535)	(92)%	(90,913)
	1,500,310		606,915
Intra-company	(5,443)		(12,716)
	$1,494,867	152%	$594,199

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 68% and 71% of our consolidated net sales during the three months ended March 31, 2022 and 2021, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2022	% Change	2021

Total shipments	2,894,828	3%	2,822,274
Intra-segment shipments	(385,289)		(286,296)
Steel Operations Segment shipments	2,509,539	(1)%	2,535,978

External shipments	2,409,763	(0)%	2,410,817

Steel Operations Segment Results 2022 vs. 2021

During the first quarter of 2022, steel demand dynamics remained strong, with the automotive, construction, and industrial sectors continuing to lead steel demand. We also started to see an increase in steel demand from the energy sector. Compared to the sequential fourth quarter of 2021, sheet steel pricing moderated from the record fourth quarter levels, while long products average selling prices increased slightly. However, first quarter 2022 average selling prices increased 50%, or $525 per ton, compared to first quarter of 2021. Steel operations segment shipments decreased 1% in the first quarter 2022, as compared to the same period in 2021. Net sales for the steel operations were 49% higher in the first quarter 2022 when compared to the same period in 2021, due to the increased average steel selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations increased $102, or 27%, in the first quarter of 2022, compared to the same period in 2021, consistent with overall increased domestic scrap pricing noted below in the metals recycling operations segment discussion.

As a result of average selling prices increasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 63% in the first quarter of 2022 compared to the first quarter of 2021. Primarily as a result of this metal spread expansion, operating income for the steel operations increased 82%, to $1.2 billion, in the first quarter of 2022, compared to the same period in 2021.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the first quarters of 2022 and 2021, 65% and 69%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, as our steel mills utilization was 93% in the first quarters of 2022 and 2021. Our metals recycling operations accounted for 10% and 13% of our consolidated net sales during the three months ended March 31, 2022 and 2021, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended March 31,
	2022	% Change	2021
Ferrous metal (gross tons)
Total	1,265,222	(9)%	1,395,843
Inter-company	(827,994)	(14)%	(958,661)
External shipments	437,228	0%	437,182

Nonferrous metals (thousands of pounds)
Total	260,890	(7)%	280,809
Inter-company	(24,761)		(43,552)
External shipments	236,129	(0)%	237,257

Metals Recycling Operations Segment Results 2022 vs. 2021

Our metals recycling operations benefitted from strong steel market demand and increased selling prices for recycled scrap in the first quarter of 2022. Domestic steel mill utilization rates were approximately 80% in the first quarter of 2022, as compared to approximately 77% in the first quarter of 2021. Net sales increased 6% during the first quarter of 2022 compared to the same period in 2021, driven by higher average selling prices for both ferrous and nonferrous metals, partially offset by the 9% and 7% decrease in ferrous and nonferrous shipments, respectively. Ferrous scrap average selling prices increased 16% during the first quarter of 2022 compared to the same period in 2021, while average nonferrous scrap prices increased 15%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 11%, while nonferrous metal spread increased 24% during the first quarter of 2022 compared to the same period in 2021. In spite of these improved metal spreads, metals recycling operations operating income decreased 11% to $45.0 million in the first quarter of 2022 compared to the first quarter of 2021 due to the decreased ferrous and nonferrous shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 17% and 7% of our consolidated net sales during the three months ended March 31, 2022 and 2021, respectively.

Steel Fabrication Operations Segment Results 2022 vs. 2021

Our steel fabrication operations continue to benefit from the strong non-residential construction market, resulting in continued record order backlog and record forward-pricing at the end of the first quarter of 2022. This continuing robust order activity and broad customer optimism supports strong overall demand dynamics for the construction industry. Net sales for the steel fabrication operations increased 259% during the first quarter of 2022 compared to the same period in 2021, as average selling prices increased $3,018 per ton, or 215%, while shipments increased 14% to 210,000 tons.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing, increasing to approximately three-fourths during 2021 and the first quarter of 2022 with the increased steel costs. The average cost per ton of steel consumed increased 89% in the first quarter 2022, as compared to the same period in 2021, as evidenced by the increased steel selling prices in our steel operations segment. As a result of selling prices per ton increasing more than steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased more than fourfold in the first quarter of 2022 compared to the same period in 2021. This expanded metal spread resulted in record operating income of $466.9 million in the first quarter 2022 compared to $9.9 million in the same period in 2021.

Other Operations

First Quarter Consolidated Results 2022 vs. 2021

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $152.0 million during the first quarter of 2022 were comparable to the $149.8 million during the first quarter of 2021. Selling, general and administrative expenses represented 2.7% and 4.2% of net sales during first quarter 2022 and 2021, respectively.

Profit sharing expense during the first quarter of 2022 of $128.5 million increased 163% from the $48.8 million during the same period in 2021, consistent with increased pretax earnings. The company profit sharing component represents 8% of pretax earnings.

Interest Expense, net of Capitalized Interest. During the first quarter of 2022, interest expense of $16.7 million was comparable to the $17.3 million during the first quarter of 2021.

Income Tax Expense. First quarter 2022 income tax expense of $350.4 million, at an effective income tax rate of 24.0%, increased 174% compared to the $128.1 million, at an effective income tax rate of 22.6%, during the first quarter of 2021, consistent with increased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2022, is as follows (in thousands):

Cash and equivalents	$1,189,528
Revolver availability	1,187,913
Total liquidity	$2,377,441

Our total outstanding debt remained consistent at $3.1 billion during the first quarter of 2022. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 30.6% and 32.9% at March 31, 2022, and December 31, 2021, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2022, we had $1.2 billion of availability on the Revolver, $12.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2022, our interest coverage ratio and debt to capitalization ratio were 54.22:1.00 and 0.31:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2022, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $819.0 million in the first quarter of 2022 compared to $262.2 million in the same 2021 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $757.2 million, or 23%, to $4.1 billion at March 31, 2022, due primarily to increased accounts receivable, consistent with increased net sales, and funding of the $359.8 million in 2021 company-wide profit sharing.

Capital Investments. During the first quarter of 2022, we invested $159.3 million in property, plant and equipment, primarily within our steel operations segment, compared with $309.9 million invested during the same period in 2021. Spending on the Southwest-Sinton Flat Roll Steel Division decreased in the first quarter of 2022 versus the same period in 2021 as we near completion of the construction phase. We entered 2022 with ample liquidity of $2.4 billion to provide for our currently planned 2022 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 31% to $0.34 per share in the first quarter of 2022 (from $0.26 per share in 2021), resulting in declared cash dividends of $64.3 million during the first quarter of 2022, compared to $54.9 million during the same period in 2021. We paid cash dividends of $50.7 million and $52.7 million during the first quarters of 2022 and 2021, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020, our board of directors authorized a share repurchase program of up to $500.0 million of our common stock, which was fully utilized in July 2021. In July 2021, our board of directors authorized an additional share repurchase program of up to $1.0 billion of our common stock, which was fully utilized in March 2022. In February 2022, our board of directors authorized an additional share repurchase program of up to $1.25 billion of our common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $389.2 million of share repurchases during the first quarter of 2022 and none during the same period in 2021. As of March 31, 2022, we had $1.24 billion remaining available to purchase under the 2022 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2022, we had a cumulative unrealized gain associated with these financial contracts of $7.7 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of March 31, 2022.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1) (2)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1) (2)
Quarter ended March 31, 2022

January 1 - 31	1,454,259	$55.14	1,454,259	$303,190
February 1 - 28	3,420,039	61.70	3,420,039	1,342,188
March 1 - 31	1,283,121	76.38	1,283,121	1,244,189
	6,157,419		6,157,419

(1)	On July 6, 2021, we announced that our board of directors had authorized a share purchase program of up to $1.0 billion of our common stock. This program was completed in March 2022.
(2)	On February 25, 2022, we announced that our board of directors had authorized an additional share purchase program of up to $1.25 billion of our common stock.

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

April 29, 2022

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)