Form 10-Q
period 2022-06-30
STEEL DYNAMICS INC
filed 2022-08-02
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

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

As of July 22, 2022, Registrant had 182,610,729 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets
Cash and equivalents	$1,007,085	$1,243,868
Short-term investments	351,005	-
Accounts receivable, net	2,573,539	1,911,385
Accounts receivable-related parties	87,176	5,049
Inventories	3,647,061	3,531,130
Other current assets	90,144	209,591
Total current assets	7,756,010	6,901,023

Property, plant and equipment, net	4,886,555	4,751,430

Intangible assets, net	281,022	295,345
Goodwill	452,341	453,835
Other assets	335,286	129,601
Total assets	$13,711,214	$12,531,234
Liabilities and Equity
Current liabilities
Accounts payable	$1,365,608	$1,266,833
Accounts payable-related parties	15,206	13,722
Income taxes payable	36,976	13,746
Accrued payroll and benefits	428,758	539,812
Accrued interest	17,531	17,533
Accrued expenses	300,663	278,549
Current maturities of long-term debt	37,130	97,174
Total current liabilities	2,201,872	2,227,369

Long-term debt	3,011,116	3,008,702
Deferred income taxes	853,407	854,905
Other liabilities	95,929	120,087
Total liabilities	6,162,324	6,211,063

Commitments and contingencies

Redeemable noncontrolling interests	168,303	211,414

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
267,224,622 and 267,224,622 shares issued; and 182,610,729 and 194,997,922
shares outstanding, as of June 30, 2022 and December 31, 2021, respectively	649	649
Treasury stock, at cost; 84,613,893 and 72,226,700 shares,
as of June 30, 2022 and December 31, 2021, respectively	(3,566,493)	(2,674,267)
Additional paid-in capital	1,213,481	1,218,933
Retained earnings	9,945,710	7,761,417
Accumulated other comprehensive income (loss)	(4,999)	(2,091)
Total Steel Dynamics, Inc. equity	7,588,348	6,304,641
Noncontrolling interests	(207,761)	(195,884)
Total equity	7,380,587	6,108,757
Total liabilities and equity	$13,711,214	$12,531,234

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales
Unrelated parties	$5,964,503	$4,453,556	$11,375,304	$7,991,181
Related parties	248,375	11,752	407,476	18,724
Total net sales	6,212,878	4,465,308	11,782,780	8,009,905

Costs of goods sold	4,329,536	3,265,616	8,116,925	6,009,947
Gross profit	1,883,342	1,199,692	3,665,855	1,999,958

Selling, general and administrative expenses	118,377	154,379	270,392	304,160
Profit sharing	139,742	82,140	268,211	130,988
Amortization of intangible assets	7,160	7,438	14,322	14,876
Operating income	1,618,063	955,735	3,112,930	1,549,934

Interest expense, net of capitalized interest	25,667	14,898	42,336	32,167
Other (income) expense, net	(4,021)	10,039	16,447	20,110
Income before income taxes	1,596,417	930,798	3,054,147	1,497,657

Income tax expense	381,765	218,595	732,141	346,699
Net income	1,214,652	712,203	2,322,006	1,150,958

Net income attributable to noncontrolling interests	(5,098)	(9,912)	(8,521)	(18,160)
Net income attributable to Steel Dynamics, Inc.	$1,209,554	$702,291	$2,313,485	$1,132,798

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$6.49	$3.35	$12.22	$5.39

Weighted average common shares outstanding	186,442	209,647	189,300	210,331

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$6.44	$3.32	$12.14	$5.35

Weighted average common shares and share equivalents outstanding	187,740	211,246	190,491	211,750

Dividends declared per share	$0.34	$0.26	$0.68	$0.52

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$1,214,652	$712,203	$2,322,006	$1,150,958
Other comprehensive income - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax of ($4,465), $8,332,
($908), and $9,508 for the three and six-month periods ended
June 30, 2022 and 2021, respectively	(14,295)	26,677	(2,908)	30,442
Comprehensive income	1,200,357	738,880	2,319,098	1,181,400

Comprehensive income attributable to noncontrolling interests	(5,098)	(9,912)	(8,521)	(18,160)
Comprehensive income attributable to Steel Dynamics, Inc.	$1,195,259	$728,968	$2,310,577	$1,163,240

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating activities:
Net income	$1,214,652	$712,203	$2,322,006	$1,150,958

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	95,701	87,047	183,247	173,966
Equity-based compensation	11,069	9,808	27,588	26,848
Deferred income taxes	(2,636)	50,722	(4)	117,466
Other adjustments	(640)	(1,472)	10,517	(2,134)
Changes in certain assets and liabilities:
Accounts receivable	(297,047)	(204,561)	(744,281)	(599,106)
Inventories	(130,552)	(264,935)	(116,237)	(639,523)
Other assets	(12,887)	(4,285)	6,515	1,543
Accounts payable	187,521	63,155	111,550	423,836
Income taxes receivable/payable	(203,352)	27,551	138,553	87,144
Accrued expenses	140,023	111,997	(118,634)	108,423
Net cash provided by operating activities	1,001,852	587,230	1,820,820	849,421

Investing activities:
Purchases of property, plant and equipment	(164,142)	(277,206)	(323,472)	(587,069)
Purchases of short-term investments	(351,510)	-	(351,510)	-
Investments in unconsolidated affiliates	-	-	(222,480)	-
Other investing activities	4,817	1,859	5,227	2,249
Net cash used in investing activities	(510,835)	(275,347)	(892,235)	(584,820)

Financing activities:
Issuance of current and long-term debt	382,868	419,464	702,647	716,905
Repayment of current and long-term debt	(414,719)	(408,565)	(763,991)	(712,849)
Dividends paid	(64,344)	(54,916)	(115,043)	(107,645)
Purchases of treasury stock	(517,024)	(393,198)	(906,214)	(393,198)
Other financing activities	(60,241)	(6,094)	(82,768)	(22,692)
Net cash used in financing activities	(673,460)	(443,309)	(1,165,369)	(519,479)

Decrease in cash, cash equivalents, and restricted cash	(182,443)	(131,426)	(236,784)	(254,878)
Cash, cash equivalents, and restricted cash at beginning of period	1,195,028	1,250,670	1,249,369	1,374,122

Cash, cash equivalents, and restricted cash at end of period	$1,012,585	$1,119,244	$1,012,585	$1,119,244

Supplemental disclosure information:
Cash paid for interest	$41,114	$41,727	$50,282	$53,042
Cash paid for income taxes, net	$580,454	$146,002	$590,402	$148,144

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; and steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), and Vulcan Threaded Products, Inc (Vulcan). Steel operations accounted for 67% and 72% of the company’s consolidated net sales during each of the three and six-month periods ended June 30, 2022 and 2021, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 10% and 13% of the company’s consolidated net sales during each of the three and six-month periods ended June 30, 2022 and 2021, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 17% and 7% of the company’s consolidated net sales during each of the three and six-month periods ended June 30, 2022, and 2021, respectively.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled consolidated subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 87.5% by SDI) are $57.1 million at June 30, 2022 and $100.2 million at December 31, 2021. Noncontrolling members of USS exercised their put option to require the company to purchase an additional 12.5% of the equity interest of USS effective April 1, 2022. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85% by SDI) are $111.2 million at June 30, 2022, and December 31, 2021.

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

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at June 30, 2022, March 31, 2022, December 31, 2021, June 30, 2021, March 31, 2021 and December 31, 2020, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at June 30, 2022, and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	178,283	179,777
Steel Fabrication Operations Segment	1,925	1,925
	$452,341	$453,835

Metals Recycling Operations Segment goodwill decreased $1.5 million from December 31, 2021 to June 30, 2022, in recognition of the 2022 tax benefit related to the normal amortization of the component of Metals Recycling Operations tax-deductible goodwill in excess of book goodwill.

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

At June 30, 2022, the company reported $2.7 billion of accounts receivable, net of allowances for credit losses of $6.3 million. Changes in the allowance were not material for each of the three and six-month periods ended June 30, 2022 and 2021.

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

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and six-month periods ended June 30, 2022 and 2021.

	Three-Month Periods Ended June 30,
	2022			2021
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,209,554	186,442	$6.49	$702,291	209,647	$3.35
Dilutive common share equivalents	-	1,298		-	1,599
Diluted earnings per share	$1,209,554	187,740	$6.44	$702,291	211,246	$3.32

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share (Continued)

	Six-Month Periods Ended June 30,
	2022			2021
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,313,485	189,300	$12.22	$1,132,798	210,331	$5.39
Dilutive common share equivalents	-	1,191		-	1,419
Diluted earnings per share	$2,313,485	190,491	$12.14	$1,132,798	211,750	$5.35

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$1,948,639	$1,870,300
Supplies	585,805	552,616
Work in progress	388,830	402,207
Finished goods	723,787	706,007
Total inventories	$3,647,061	$3,531,130

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each of the three and six-month periods ended June 30, 2022 and 2021:

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity (Continued)

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2021	$649	$(2,674,267)	$1,218,933	$7,761,417	$(2,091)	$(195,884)	$6,108,757	$211,414
Dividends declared	-	-	-	(64,344)	-	-	(64,344)	-
Noncontrolling investors, net	-	-	-	-	-	(21,633)	(21,633)	16,500
Share repurchases	-	(389,190)	-	-	-	-	(389,190)	-
Equity-based compensation	-	12,960	(14,910)	(121)	-	-	(2,071)	-
Net income	-	-	-	1,103,931	-	3,423	1,107,354	-
Other comprehensive income, net of tax	-	-	-	-	11,387	-	11,387	-
Balances at March 31, 2022	649	(3,050,497)	1,204,023	8,800,883	9,296	(214,094)	6,750,260	227,914
Dividends declared	-	-	-	(62,088)	-	-	(62,088)	-
Noncontrolling investors, net	-	-	630	(2,495)	-	1,235	(630)	(59,611)
Share repurchases	-	(517,024)	-	-	-	-	(517,024)	-
Equity-based compensation	-	1,028	8,828	(144)	-	-	9,712	-
Net income	-	-	-	1,209,554	-	5,098	1,214,652	-
Other comprehensive income, net of tax	-	-	-	-	(14,295)	-	(14,295)	-
Balances at June 30, 2022	$649	$(3,566,493)	$1,213,481	$9,945,710	$(4,999)	$(207,761)	$7,380,587	$168,303

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income	Interests	Equity	Interests
Balances at December 31, 2020	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614
Dividends declared	-	-	-	(54,917)	-	-	(54,917)	-
Noncontrolling investors, net	-	-	-	-	-	(9,905)	(9,905)	5,000
Share repurchases	-	-	-	-	-	-	-	-
Equity-based compensation	-	8,881	(4,447)	(161)	-	-	4,273	-
Net income	-	-	-	430,507	-	8,248	438,755	-
Other comprehensive income, net of tax	-	-	-	-	3,765	-	3,765	-
Balances at March 31, 2021	648	(1,614,866)	1,202,945	5,134,398	5,667	(157,209)	4,571,583	163,614
Dividends declared	-	-	-	(53,380)	-	-	(53,380)	-
Noncontrolling investors, net	-	-	-	-	-	(18,879)	(18,879)	12,800
Share repurchases	-	(393,198)	-	-	-	-	(393,198)	-
Equity-based compensation	-	1,169	7,888	(125)	-	-	8,932	-
Net income	-	-	-	702,291	-	9,912	712,203	-
Other comprehensive income, net of tax	-	-	-	-	26,677	-	26,677	-
Balances at June 30, 2021	$648	$(2,006,895)	$1,210,833	$5,783,184	$32,344	$(166,176)	$4,853,938	$176,414

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Derivative Financial Instruments (Continued)

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of June 30, 2022:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	3,350
Aluminum	Short	10,307
Copper	Long	22,266
Copper	Short	35,689

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of June 30, 2022, and December 31, 2021, and gains and losses related to derivatives included in the company’s statement of income for each of the three and six-month periods ended June 30, 2022, and 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Derivative instruments designated as hedges
Commodity futures	Other current assets	$14,717	$1,278	$11,403	$7,430

Derivative instruments not designated as
hedges
Commodity futures	Other current assets	21,981	4,319	11,859	6,171
Total derivative instruments		$36,698	$5,597	$23,262	$13,601

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $22.0 million at June 30, 2022, and $24.9 million at December 31, 2021, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended June 30,		fair value hedge	related hedged	ended June 30,
	derivatives	2022	2021	relationships	items	2022	2021
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$11,956	$2,184	Firm commitments	Costs of goods sold	$(4,343)	$(2,319)
				Inventory	Costs of goods sold	(5,996)	(1,707)
Derivatives not designated						$(10,339)	$(4,026)
as hedging instruments
Commodity futures	Costs of goods sold	$27,391	$(15,584)

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	six-month periods		Hedged items in	in income on	six-month periods
	in income on	June 30,		fair value hedge	related hedged	ended June 30,
	derivatives	2022	2021	relationships	items	2022	2021
Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$13,281	$9,970	Firm commitments	Costs of goods sold	$(5,535)	$(4,217)
				Inventory	Costs of goods sold	(6,380)	(2,205)
Derivatives not designated						$(11,915)	$(6,422)
as hedging instruments
Commodity futures	Costs of goods sold	$16,170	$(45,780)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $10,000 and $1.6 million during the three months ended June 30, 2022 and 2021, respectively, and gains of $295,000 and $1.6 million during the six months ended June 30, 2022 and 2021, respectively. Gains excluded from hedge effectiveness testing of $1.6 million decreased cost of goods sold and losses excluded from hedge effectiveness testing of $3.4 million increased cost of goods sold during the three months ended June 30, 2022 and 2021, respectively. Gains excluded from hedge effectiveness testing of $1.1 million and $1.9 million decreased cost of goods sold during the six months ended June 30, 2022 and 2021, respectively.

Derivatives accounted for as cash flow hedges resulted in net losses of $21.4 million and net gains of $34.8 million recognized in other comprehensive income for the three months ended June 30, 2022 and 2021, respectively, and net losses of $3.2 million and net gains of $44.1 million for the six months ended June 30, 2022 and 2021, respectively. Net gains of $2.6 million and $2.8 million were reclassified from accumulated other comprehensive income for the three months ended June 30, 2022 and 2021, respectively, and net losses of $599,000 and net gains of $7.2 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the company expects to reclassify all $6.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2022
Short-term investments	$351,005	$-	$351,005	$-
Commodity futures – financial assets	36,698	-	36,698	-
Commodity futures – financial liabilities	23,262	-	23,262	-

December 31, 2021
Commodity futures – financial assets	$5,597	$-	$5,597	$-
Commodity futures – financial liabilities	13,601	-	13,601	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.8 billion and $3.3 billion at June 30, 2022 and December 31, 2021, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at June 30, 2022 and December 31, 2021).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
June 30, 2022	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,929,646	$476,093	$1,085,710	$330,574		$-		$5,822,023
External Non-U.S.	212,376	173,642	44	4,793		-		390,855
Other segments	104,594	706,247	4,444	372		(815,657)		-
	4,246,616	1,355,982	1,090,198	335,739		(815,657)		6,212,878
Operating income (loss)	1,102,725	54,443	599,191	(162,194)	(1)	23,898		1,618,063
Income (loss) before income taxes	1,086,795	53,446	596,763	(164,143)		23,556		1,596,417
Depreciation and amortization	73,962	13,021	2,433	6,285		-		95,701
Capital expenditures	135,864	15,199	4,569	8,510		-		164,142

As of June 30, 2022
Assets	$9,305,567	$1,371,995	$1,475,131	$1,710,915	(2)	$(152,394)	(3)	$13,711,214

Footnotes related to the three-month period ended June 30, 2022, segment results (in millions):

(1)	Corporate SG&A	$(12.7)	(2)	Cash and equivalents	$827.3
	Companywide equity-based compensation	(8.8)		Short-term investments	351.0
	Company profit sharing component	(136.7)		Accounts receivable	29.1
	Other, net	(4.0)		Inventories	82.0
		$(162.2)		Property, plant and equipment, net	134.8
				Intra-company debt	29.5
				Other	257.2
					$1,710.9

(3)	Elimination of intra-company receivables	$(68.1)
	Elimination of intra-company debt	(29.5)
	Other	(54.8)
		$(152.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
June 30, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,086,393	$449,872	$330,709	$319,691		$-	$4,186,665
External Non-U.S.	148,126	125,827	144	4,546		-	278,643
Other segments	159,923	575,407	862	1,113		(737,305)	-
	3,394,442	1,151,106	331,715	325,350		(737,305)	4,465,308
Operating income (loss)	1,012,997	47,596	28,409	(127,694)	(1)	(5,573)	955,735
Income (loss) before income taxes	1,003,355	48,396	27,871	(142,894)		(5,930)	930,798
Depreciation and amortization	66,140	14,070	2,406	4,431		-	87,047
Capital expenditures	257,250	7,324	3,077	9,555		-	277,206

Footnotes related to the three-month period ended June 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(18.2)
	Companywide equity-based compensation	(22.9)
	Company profit sharing component	(79.0)
	Other, net	(7.6)
		$(127.7)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication
June 30, 2022	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$7,502,848	$924,136	$2,015,552	$627,695		$-	$11,070,231
External Non-U.S.	401,670	305,224	183	5,472		-	712,549
Other segments	273,751	1,269,839	4,563	1,030		(1,549,183)	-
	8,178,269	2,499,199	2,020,298	634,197		(1,549,183)	11,782,780
Operating income (loss)	2,265,735	99,403	1,066,066	(336,729)	(1)	18,455	3,112,930
Income (loss) before income taxes	2,239,011	99,176	1,061,962	(363,772)		17,770	3,054,147
Depreciation and amortization	140,644	26,275	4,863	11,465		-	183,247
Capital expenditures	272,054	26,756	8,259	16,403		-	323,472

Footnotes related to the six-month period ended June 30, 2022, segment results (in millions):

(1)	Corporate SG&A	$(32.3)
	Companywide equity-based compensation	(24.7)
	Company profit sharing component	(262.3)
	Other, net	(17.4)
		$(336.7)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication
June 30, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$5,487,309	$813,750	$587,671	$623,942		$-	$7,512,672
External Non-U.S.	257,894	231,956	166	7,217		-	497,233
Other segments	292,086	1,185,312	2,898	1,672		(1,481,968)	-
	6,037,289	2,231,018	590,735	632,831		(1,481,968)	8,009,905
Operating income (loss)	1,650,408	98,159	38,263	(218,607)	(1)	(18,289)	1,549,934
Income (loss) before income taxes	1,629,414	97,735	36,935	(247,493)		(18,934)	1,497,657
Depreciation and amortization	132,318	27,940	5,081	8,627		-	173,966
Capital expenditures	539,848	31,242	5,698	10,281		-	587,069

Footnotes related to the six-month period ended June 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(36.2)
	Companywide equity-based compensation	(45.9)
	Company profit sharing component	(127.1)
	Other, net	(9.4)
		$(218.6)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in steel, aluminum, and recycled metals market places, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate", "intend", "believe", "estimate", "plan", "seek", "project", or "expect", or by the words "may", "will", or "should", are intended to be made as "forward-looking", subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) domestic and global economic factors; (2) global steelmaking overcapacity and imports of steel and North American aluminum flat rolled supply deficit, together with increased scrap prices; (3) pandemics, epidemics, widespread illness or other health issues, such as the COVID-19 pandemic; (4) the cyclical nature of the steel industry and the industries we serve; (5) volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes, and our potential inability to pass higher costs on to our customers; (6) cost and availability of electricity, natural gas, oil, or other energy resources are subject to volatile market conditions; (7) increased environmental, greenhouse gas emissions and sustainability considerations or regulations; (8) compliance with and changes in environmental and remediation requirements; (9) significant price and other forms of competition from other steel and aluminum producers, scrap processors and alternative materials; (10) availability of an adequate source of supply of scrap for our metals recycling operations; (11) cybersecurity threats and risks to the security of our sensitive data and information technology; (12) the implementation of our growth strategy; (13) litigation and legal compliance; (14) unexpected equipment downtime or shutdowns; (15) governmental agencies may refuse to grant or renew some of our licenses and permits; (16) our senior unsecured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; (17) the impacts of impairment charges; (18) unanticipated difficulties in integrating or starting up new assets; and (19) risks and uncertainties involving product and/or technology development.

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

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 16 million tons, including 3 million tons related to our new Southwest-Sinton Flat Roll Division (Sinton), and actual metals recycling volumes, with one of the most diversified product and end-market portfolios in the domestic steel industry. Our primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products. We have three reportable segments: steel operations, metals recycling operations, and steel fabrication operations.

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

Results Overview

Our consolidated results for the second quarter of 2022 were highlighted by record net sales of $6.2 billion, record operating income of $1.6 billion, record net income of $1.2 billion, and record cash flow from operations of $1.0 billion. During the second quarter of 2022, steel demand remained strong, most notably in the automotive, construction, and industrial sectors, resulting in record steel shipments. Our steel fabrication segment achieved record operating income and record shipments during the quarter, on robust non-residential construction demand and continued increasing record average selling prices.

Consolidated operating income increased $662.3 million, or 69%, to $1.6 billion for the second quarter of 2022, compared to the second quarter of 2021. Second quarter 2022 net income attributable to Steel Dynamics, Inc. increased $507.3 million, or 72%, to $1.2 billion, compared to the second quarter of 2021, consistent with the increased operating income.

Consolidated operating income increased $1.6 billion, or 101%, to $3.1 billion for the first half of 2022, compared to the first half of 2021. First half 2022 net income attributable to Steel Dynamics, Inc. doubled to $2.3 billion, compared to the first half of 2021, consistent with the increased operating income.

Segment Operating Results 2022 vs. 2021 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
Net sales:
Steel Operations Segment	$4,246,616	25%	$3,394,442	$8,178,269	35%	$6,037,289
Metals Recycling Operations Segment	1,355,982	18%	1,151,106	2,499,199	12%	2,231,018
Steel Fabrication Operations Segment	1,090,198	229%	331,715	2,020,298	242%	590,735
Other	335,739	3%	325,350	634,197	0%	632,831
	7,028,535		5,202,613	13,331,963		9,491,873
Intra-company	(815,657)		(737,305)	(1,549,183)		(1,481,968)
	$6,212,878	39%	$4,465,308	$11,782,780	47%	$8,009,905

Operating income (loss):
Steel Operations Segment	$1,102,725	9%	$1,012,997	$2,265,735	37%	$1,650,408
Metals Recycling Operations Segment	54,443	14%	47,596	99,403	1%	98,159
Steel Fabrication Operations Segment	599,191	2009%	28,409	1,066,066	2686%	38,263
Other	(162,194)	(27)%	(127,694)	(336,729)	(54)%	(218,607)
	1,594,165		961,308	3,094,475		1,568,223
Intra-company	23,898		(5,573)	18,455		(18,289)
	$1,618,063	69%	$955,735	$3,112,930	101%	$1,549,934

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 67% and 72% of our consolidated net sales during each of the three and six-month periods ended June 30, 2022, and 2021, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021

Total shipments	3,114,245	8%	2,891,276	6,009,073	5%	5,713,550
Intra-segment shipments	(355,720)		(263,579)	(741,009)		(549,875)
Steel Operations Segment shipments	2,758,525	5%	2,627,697	5,268,064	2%	5,163,675

External shipments	2,691,918	8%	2,504,007	5,101,681	4%	4,914,824

Steel Operations Segment Results 2022 vs. 2021

During the second quarter of 2022, steel demand dynamics remained strong, with the automotive, construction, and industrial sectors continuing to lead steel demand, with energy continuing to improve. This continued strong demand resulted in record quarterly shipments of 3.1 million tons, including 171,000 tons from Sinton. Sheet steel pricing continued to trend downward, as it had in the first quarter, resulting in lower realized selling values than in the first quarter of 2022. Second quarter 2022 total steel segment average selling prices however increased 19%, or $247 per ton, compared to second quarter of 2021. Steel operations segment shipments increased 5% in the second quarter 2022, as compared to the same period in 2021. Net sales for the steel operations were 25% higher in the second quarter 2022 when compared to the same period in 2021, due to the increased shipments and average steel selling prices. Net sales for the steel operations increased 35% in the first half of 2022 when compared to the same period in 2021, due to the 2% increase in steel shipments and 33% increase in average selling prices, to $1,552 per ton.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations increased $99, or 22%, in the second quarter of 2022, compared to the same period in 2021, consistent with overall increased domestic scrap pricing noted below in the metals recycling operations segment discussion. In the first half of 2022, our metallic raw material cost per ton increased $101, or 25% compared to the same period in 2021.

As a result of average selling prices increasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 17% in the second quarter of 2022 compared to the second quarter of 2021. As a result of this metal spread expansion, operating income for the steel operations increased 9%, to $1.1 billion, in the second quarter of 2022, compared to the same period in 2021. First half 2022 operating income increased 37%, to $2.3 billion, compared to the first half of 2021, due to a 37% increase in metal spread and a 2% increase in steel shipping volumes.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarters of 2022 and 2021, 68% and 63%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, as our steel mills utilization was 95% and 91% in the second quarters of 2022 and 2021, respectively. Our metals recycling operations accounted for 10% and 13% of our consolidated net sales during each of the three and six-month periods ended June 30, 2022, and 2021, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	% Change	2021	2022	% Change	2021
Ferrous metal (gross tons)
Total	1,358,729	(3)%	1,400,447	2,623,951	(6)%	2,796,290
Inter-company	(920,728)	5%	(879,721)	(1,748,722)	(5)%	(1,838,382)
External shipments	438,001	(16)%	520,726	875,229	(9)%	957,908

Nonferrous metals (thousands of pounds)
Total	266,781	(0)%	266,859	527,671	(4)%	547,668
Inter-company	(35,899)		(27,932)	(60,660)		(71,484)
External shipments	230,882	(3)%	238,927	467,011	(2)%	476,184

Metals Recycling Operations Segment Results 2022 vs. 2021

Our metals recycling operations benefitted from strong steel market demand and increased selling prices for recycled scrap in the second quarter of 2022. Domestic steel mill utilization rates were approximately 82% in the second quarter of 2022, as compared to approximately 81% in the second quarter of 2021. Net sales increased 18% during the second quarter of 2022 compared to the same period in 2021, driven by higher average selling prices for both ferrous and nonferrous metals, partially offset by the 3% decrease in ferrous shipments, while nonferrous shipments were flat. Ferrous scrap average selling prices increased 22% during the second quarter of 2022 compared to the same period in 2021, while average nonferrous scrap prices increased 17%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) increased 24%, while nonferrous metal spread decreased 7% during the second quarter of 2022 compared to the same period in 2021. Due primarily to improved ferrous metals spreads, metals recycling operations operating income increased 14% to $54.4 million in the second quarter of 2022 compared to the second quarter of 2021.

Net sales for our metals recycling operations increased 12% in the first half of 2022 as compared to the same period in 2021, driven by increased pricing while shipments decreased. Ferrous scrap average selling prices increased 19% during the first half of 2022 compared to the same period in 2021, while nonferrous average selling prices increased 16%. Ferrous and nonferrous shipments decreased 6% and 4%, respectively. Ferrous metal spread increased 18%, while nonferrous metal spread increased 7% in the first half of 2022 compared to the first half of 2021. Metals recycling operations operating income in the first half of 2022 of $99.4 million improved 1% from the first half of 2021 operating income of $98.2 million, with increased ferrous and nonferrous metal spread, largely offset by decreased shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 17% and 7% of our consolidated net sales during each of the three and six-month periods ended June 30, 2022, and 2021, respectively.

Steel Fabrication Operations Segment Results 2022 vs. 2021

Our steel fabrication operations continue to benefit from the strong non-residential construction market, resulting in continued historically high order backlog and record forward-pricing at the end of the second quarter of 2022. We achieved record quarterly segment operating income of $599.2 million on record shipments of 218,000 tons. Net sales for the steel fabrication operations increased 229% during the second quarter of 2022 compared to the same period in 2021, as average selling prices increased $3,247 per ton, or 185%, while shipments increased 15%. Net sales for the segment increased 242% during the first half of 2022, compared to the same period in 2021, as shipments increased 15%, and average selling prices increased 198%, or $3,136 per ton.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing, increasing to approximately three-fourths during 2021 and the first half of 2022 with the increased steel costs. The average cost per ton of steel consumed increased 51% in the second quarter 2022, as compared to the same period in 2021, as evidenced by the increased steel selling prices in our steel operations segment. As a result of selling prices per ton increasing more than steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) more than quadrupled in the second quarter of 2022 compared to the same period in 2021. This expanded metal spread and increased shipments resulted in record operating income of $599.2 million in the second quarter 2022 compared to $28.4 million in the same period in 2021. For the first half of 2022, operating income increased $1.0 billion to $1.1 billion compared to the first half of 2021, as a more than quadruple increase in metal spread combined with the 15% increase in shipments resulted in record six-month results.

Other Operations

Second Quarter Consolidated Results 2022 vs. 2021

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $118.4 million during the second quarter of 2022 decreased 23% from the $154.4 million during the second quarter of 2021. Selling, general and administrative expenses represented 1.9% and 3.5% of net sales during second quarter 2022 and 2021, respectively. The decrease in second quarter 2022 compared to second quarter 2021 is due primarily to a $18.8 million decrease in certain equity-based compensation expense, as well as $16.1 million more of costs associated with the construction of Sinton being reported in selling, general and administrative in 2021 prior to the completion of the mill’s construction in 2022.

Profit sharing expense during the second quarter of 2022 of $139.7 million increased 70% from the $82.1 million during the same period in 2021, consistent with increased pretax earnings. The company profit sharing component represents 8% of pretax earnings.

Interest Expense, net of Capitalized Interest. During the second quarter of 2022, interest expense was $25.7 million, an increase of $10.8 million compared to the second quarter of 2021. The higher interest expense in the second quarter 2022 compared to the same period in 2021 was due to higher capitalized interest in 2021 related to the construction of Sinton.

Income Tax Expense. Second quarter 2022 income tax expense of $381.8 million, at an effective income tax rate of 23.9%, increased 75% compared to the $218.6 million, at an effective income tax rate of 23.5%, during the second quarter of 2021, consistent with increased pretax earnings.

First Six Months Consolidated Results 2022 vs. 2021

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $270.4 million during the first half of 2022 decreased 11% compared to the $304.2 million during the first half of 2021, representing 2.3% and 3.8% of net sales during each period, respectively. The decrease in 2022 compared to 2021 is due primarily to a $22.6 million decrease in certain equity-based compensation expense, as well as $12.2 million more of costs associated with the construction of Sinton being reported in selling, general and administrative in 2021 prior to the completion of the mill’s construction in 2022.

Profit sharing expense during the first half of 2022 of $268.2 million increased 105% from the $131.0 million during the same period in 2021, consistent with increased pretax earnings.

Interest Expense, net of Capitalized Interest. During the first half of 2022, interest expense of $42.3 million increased 32% from $32.2 million during the first half of 2021. The higher interest expense in 2022 compared to 2021 was due to higher capitalized interest in 2021 related to the construction of Sinton.

Income Tax Expense. First half 2022 income tax expense of $732.1 million, at an effective income tax rate of 24.0%, was up 111% from the $346.7 million, at an effective income tax rate of 23.1%, during the first half of 2021, consistent with increased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2022, is as follows (in thousands):

Cash and equivalents	$1,007,085
Short-term investments	351,005
Revolver availability	1,182,885
Total liquidity	$2,540,975

Our total outstanding debt of $3.0 billion decreased 2% during the first half of 2022 from reductions in revolver borrowings at one of our controlled subsidiaries. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 28.8% and 32.9% at June 30, 2022, and December 31, 2021, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2022, we had $1.2 billion of availability on the Revolver, $17.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2022, our interest coverage ratio and debt to capitalization ratio were 61.01:1.00 and 0.29:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2022, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $1.8 billion in the first half of 2022 compared to $849.4 million in the same 2021 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $849.9 million, or 25%, to $4.2 billion at June 30, 2022, due primarily to increased accounts receivable, consistent with increased net sales, and funding of the $359.8 million in 2021 company-wide profit sharing in March 2022.

Capital Investments. During the first half of 2022, we invested $323.5 million in property, plant and equipment, primarily within our steel operations segment, compared with $587.1 million invested during the same period in 2021. Spending on Sinton decreased in the first half of 2022 versus the same period in 2021 as we completed the construction phase. We entered 2022 with ample liquidity of $2.4 billion and anticipated operating cash flow generation to provide for our planned 2022 capital requirements, including the four new flat roll coating lines at Sinton and Heartland. We announced on July 19, 2022, our plans to invest $2.2 billion in a new state-of-the-art low-carbon aluminum flat rolled mill with two supporting satellite recycled aluminum slab centers, which will be funded by available cash and cash flow from operations, beginning in 2022 through 2026.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 31% to $0.34 per share in the first quarter of 2022 (from $0.26 per share in 2021), resulting in declared cash dividends of $126.4 million during the first half of 2022, compared to $108.3 million during the same period in 2021. We paid cash dividends of $115.0 million and $107.6 million during the first half of 2022 and 2021, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020, our board of directors authorized a share repurchase program of up to $500.0 million of our common stock, which was fully utilized in July 2021. In July 2021, our board of directors authorized an additional share repurchase program of up to $1.0 billion of our common stock, which was fully utilized in March 2022. In February 2022, our board of directors authorized an additional share repurchase program of up to $1.25 billion of our common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $906.2 million and $393.2 million of share repurchases during the first half of 2022 and 2021, respectively. As of June 30, 2022, we had $727.2 million remaining available to purchase under the 2022 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2022, we had a cumulative unrealized gain associated with these financial contracts of $13.4 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of June 30, 2022.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended June 30, 2022

April 1 - 30	1,154,554	$87.47	1,154,554	$1,143,199
May 1 - 31	3,008,511	79.10	3,008,511	905,213
June 1 - 30	2,426,755	73.37	2,426,755	727,165
	6,589,820		6,589,820

(1)	On February 25, 2022, we announced that our board of directors had authorized an additional share purchase program of up to $1.25 billion of our common stock.

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

August 2, 2022

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)