Form 10-Q
period 2022-09-30
STEEL DYNAMICS INC
filed 2022-10-26
CIK 1022671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

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

As of October 21, 2022, Registrant had 175,571,409 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2022	2021
Assets	(unaudited)
Current assets
Cash and equivalents	$1,420,497	$1,243,868
Short-term investments	583,211	-
Accounts receivable, net	2,255,206	1,911,385
Accounts receivable-related parties	78,788	5,049
Inventories	3,376,532	3,531,130
Other current assets	99,210	209,591
Total current assets	7,813,444	6,901,023

Property, plant and equipment, net	5,146,606	4,751,430

Intangible assets, net	276,586	295,345
Goodwill	451,594	453,835
Other assets	359,468	129,601
Total assets	$14,047,698	$12,531,234
Liabilities and Equity
Current liabilities
Accounts payable	$1,153,299	$1,266,833
Accounts payable-related parties	11,848	13,722
Income taxes payable	41,121	13,746
Accrued payroll and benefits	545,311	539,812
Accrued interest	33,535	17,533
Accrued expenses	323,331	278,549
Current maturities of long-term debt	22,951	97,174
Total current liabilities	2,131,396	2,227,369

Long-term debt	3,012,120	3,008,702
Deferred income taxes	856,650	854,905
Other liabilities	112,327	120,087
Total liabilities	6,112,493	6,211,063

Commitments and contingencies

Redeemable noncontrolling interests	172,403	211,414

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
267,228,549 and 267,224,622 shares issued; and 176,563,632 and 194,997,922
shares outstanding, as of September 30, 2022 and December 31, 2021, respectively	649	649
Treasury stock, at cost; 90,664,917 and 72,226,700 shares,
as of September 30, 2022 and December 31, 2021, respectively	(4,046,555)	(2,674,267)
Additional paid-in capital	1,219,947	1,218,933
Retained earnings	10,799,863	7,761,417
Accumulated other comprehensive income (loss)	(2,748)	(2,091)
Total Steel Dynamics, Inc. equity	7,971,156	6,304,641
Noncontrolling interests	(208,354)	(195,884)
Total equity	7,762,802	6,108,757
Total liabilities and equity	$14,047,698	$12,531,234

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales
Unrelated parties	$5,438,747	$5,081,476	$16,814,051	$13,072,657
Related parties	212,960	6,812	620,436	25,536
Total net sales	5,651,707	5,088,288	17,434,487	13,098,193

Costs of goods sold	4,187,278	3,487,659	12,304,203	9,497,606
Gross profit	1,464,429	1,600,629	5,130,284	3,600,587

Selling, general and administrative expenses	132,627	157,526	403,019	461,686
Profit sharing	105,122	113,880	373,333	244,868
Amortization of intangible assets	6,836	7,178	21,158	22,054
Operating income	1,219,844	1,322,045	4,332,774	2,871,979

Interest expense, net of capitalized interest	25,347	12,704	67,683	44,871
Other (income) expense, net	(13,975)	6,776	2,472	26,886
Income before income taxes	1,208,472	1,302,565	4,262,619	2,800,222

Income tax expense	289,997	302,406	1,022,138	649,105
Net income	918,475	1,000,159	3,240,481	2,151,117

Net income attributable to noncontrolling interests	(4,150)	(9,396)	(12,671)	(27,556)
Net income attributable to Steel Dynamics, Inc.	$914,325	$990,763	$3,227,810	$2,123,561

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$5.07	$4.89	$17.33	$10.22

Weighted average common shares outstanding	180,264	202,450	186,288	207,704

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$5.03	$4.85	$17.21	$10.15

Weighted average common shares and share equivalents outstanding	181,613	204,167	187,531	209,222

Dividends declared per share	$0.34	$0.26	$1.02	$0.78

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$918,475	$1,000,159	$3,240,481	$2,151,117
Other comprehensive income - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax (benefit) of $703,
($6,797), ($205), and $2,711 for the three and nine-month periods
ended September 30, 2022 and 2021, respectively	2,251	(21,761)	(657)	8,681
Comprehensive income	920,726	978,398	3,239,824	2,159,798

Comprehensive income attributable to noncontrolling interests	(4,150)	(9,396)	(12,671)	(27,556)
Comprehensive income attributable to Steel Dynamics, Inc.	$916,576	$969,002	$3,227,153	$2,132,242

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2022	2021	2022	2021

Operating activities:
Net income	$918,475	$1,000,159	$3,240,481	$2,151,117

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	98,714	87,407	281,961	261,373
Equity-based compensation	12,093	9,917	39,681	36,765
Deferred income taxes	3,990	71,008	3,986	188,474
Other adjustments	(12,409)	(781)	(1,892)	(2,915)
Changes in certain assets and liabilities:
Accounts receivable	326,731	(321,771)	(417,550)	(920,877)
Inventories	270,628	(412,952)	154,391	(1,052,475)
Other assets	(15,789)	(20,361)	(9,274)	(18,818)
Accounts payable	(264,313)	48,726	(152,763)	472,562
Income taxes receivable/payable	8,269	(353)	146,822	86,791
Accrued expenses	149,766	169,817	31,132	278,240
Net cash provided by operating activities	1,496,155	630,816	3,316,975	1,480,237

Investing activities:
Purchases of property, plant and equipment	(241,229)	(214,629)	(564,701)	(801,698)
Purchases of short-term investments	(283,188)	-	(634,698)	-
Proceeds from maturities of short-term investments	49,794	-	49,794	-
Business combination	(47,638)	-	(47,638)	-
Investments in unconsolidated affiliates	-	-	(222,480)	-
Other investing activities	4,113	1,024	9,340	3,273
Net cash used in investing activities	(518,148)	(213,605)	(1,410,383)	(798,425)

Financing activities:
Issuance of current and long-term debt	348,286	343,007	1,050,933	1,059,912
Repayment of current and long-term debt	(363,060)	(382,489)	(1,127,051)	(1,095,338)
Dividends paid	(62,088)	(53,380)	(177,131)	(161,025)
Purchases of treasury stock	(481,676)	(337,616)	(1,387,890)	(730,814)
Other financing activities	(6,057)	(4,776)	(88,825)	(27,468)
Net cash used in financing activities	(564,595)	(435,254)	(1,729,964)	(954,733)

Increase (decrease) in cash, cash equivalents, and restricted cash	413,412	(18,043)	176,628	(272,921)
Cash, cash equivalents, and restricted cash at beginning of period	1,012,585	1,119,244	1,249,369	1,374,122

Cash, cash equivalents, and restricted cash at end of period	$1,425,997	$1,101,201	$1,425,997	$1,101,201

Supplemental disclosure information:
Cash paid for interest	$9,214	$9,174	$59,496	$62,216
Cash paid for income taxes, net	$276,948	$222,691	$867,350	$370,835

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; and steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), and Vulcan Threaded Products, Inc (Vulcan). Steel operations accounted for 66% and 72% of the company’s consolidated net sales during the three-month periods ended September 30, 2022 and 2021, respectively, and 67% and 72% of the company’s consolidated net sales during the nine-month periods ended September 30, 2022 and 2021, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 8% and 12% of the company’s consolidated net sales during the three-month periods ended September 30, 2022 and 2021, respectively, and 10% and 12% of the company’s consolidated net sales during the nine-month periods ended September 30, 2022 and 2021, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 20% and 10% of the company’s consolidated net sales during the three-month periods ended September 30, 2022 and 2021, respectively, and 18% and 8% of the company’s consolidated net sales during the nine-month periods ended September 30, 2022 and 2021, respectively.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consist of joint ventures, and the company’s idle Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments, and the company’s profit sharing component, representing 8% of consolidated pretax income.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled consolidated subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 87.5% by SDI) are $61.2 million at September 30, 2022 and $100.2 million at December 31, 2021. Noncontrolling members of USS exercised their put option to require the company to purchase an additional 12.5% of the equity interest of USS effective April 1, 2022. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85% by SDI) are $111.2 million at September 30, 2022, and December 31, 2021.

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

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million for all periods presented, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at September 30, 2022, and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	177,536	179,777
Steel Fabrication Operations Segment	1,925	1,925
	$451,594	$453,835

Metals Recycling Operations Segment goodwill decreased $2.2 million from December 31, 2021 to September 30, 2022, in recognition of the 2022 tax benefit related to the normal amortization of the component of Metals Recycling Operations tax-deductible goodwill in excess of book goodwill.

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

At September 30, 2022, the company reported $2.3 billion of accounts receivable, net of allowances for credit losses of $6.3 million. Changes in the allowance were not material for each of the three and nine-month periods ended September 30, 2022 and 2021.

Note 2. Investments in Unconsolidated Affiliates and Business Combinations

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

On July 29, 2022, the company attained a 94.4% equity interest in a joint venture concurrently formed with Unity Aluminum, Inc., for the construction and operation of a new state-of-the-art low-carbon aluminum flat rolled mill. Operating results from and after July 29, 2022, are reflected in the company’s consolidated financial statements, in other operations. On October 1, 2022, the company acquired 100% of ROCA ACERO, S.A. de C.V. (“ROCA”), as part of its North American raw material procurement strategy. ROCA is headquartered in Monterrey, Mexico, and operates five ferrous and nonferrous scrap facilities strategically positioned near high-volume industrial scrap sources located throughout Central and Northern Mexico. Both transactions were funded with available cash.

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and nine-month periods ended September 30, 2022 and 2021.

	Three-Month Periods Ended September 30,
	2022			2021
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$914,325	180,264	$5.07	$990,763	202,450	$4.89
Dilutive common share equivalents	-	1,349		-	1,717
Diluted earnings per share	$914,325	181,613	$5.03	$990,763	204,167	$4.85

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share (Continued)

	Nine-Month Periods Ended September 30,
	2022			2021
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,227,810	186,288	$17.33	$2,123,561	207,704	$10.22
Dilutive common share equivalents	-	1,243		-	1,518
Diluted earnings per share	$3,227,810	187,531	$17.21	$2,123,561	209,222	$10.15

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$1,797,858	$1,870,300
Supplies	601,480	552,616
Work in progress	314,658	402,207
Finished goods	662,536	706,007
Total inventories	$3,376,532	$3,531,130

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each of the three and nine-month periods ended September 30, 2022 and 2021:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2021	$649	$(2,674,267)	$1,218,933	$7,761,417	$(2,091)	$(195,884)	$6,108,757	$211,414
Dividends declared	-	-	-	(64,344)	-	-	(64,344)	-
Noncontrolling investors, net	-	-	-	-	-	(21,633)	(21,633)	16,500
Share repurchases	-	(389,190)	-	-	-	-	(389,190)	-
Equity-based compensation	-	12,960	(14,910)	(121)	-	-	(2,071)	-
Net income	-	-	-	1,103,931	-	3,423	1,107,354	-
Other comprehensive income, net of tax	-	-	-	-	11,387	-	11,387	-
Balances at March 31, 2022	649	(3,050,497)	1,204,023	8,800,883	9,296	(214,094)	6,750,260	227,914
Dividends declared	-	-	-	(62,088)	-	-	(62,088)	-
Noncontrolling investors, net	-	-	630	(2,495)	-	1,235	(630)	(59,611)
Share repurchases	-	(517,024)	-	-	-	-	(517,024)	-
Equity-based compensation	-	1,028	8,828	(144)	-	-	9,712	-
Net income	-	-	-	1,209,554	-	5,098	1,214,652	-
Other comprehensive income, net of tax	-	-	-	-	(14,295)	-	(14,295)	-
Balances at June 30, 2022	649	(3,566,493)	1,213,481	9,945,710	(4,999)	(207,761)	7,380,587	168,303
Dividends declared	-	-	-	(60,031)	-	-	(60,031)	-
Noncontrolling investors, net	-	-	-	-	-	(4,743)	(4,743)	4,100
Share repurchases	-	(481,676)	-	-	-	-	(481,676)	-
Equity-based compensation	-	1,614	6,466	(141)	-	-	7,939	-
Net income	-	-	-	914,325	-	4,150	918,475	-
Other comprehensive income, net of tax	-	-	-	-	2,251	-	2,251	-
Balances at September 30, 2022	$649	$(4,046,555)	$1,219,947	$10,799,863	$(2,748)	$(208,354)	$7,762,802	$172,403

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2020	$648	$(1,623,747)	$1,207,392	$4,758,969	$1,902	$(155,552)	$4,189,612	$158,614
Dividends declared	-	-	-	(54,917)	-	-	(54,917)	-
Noncontrolling investors, net	-	-	-	-	-	(9,905)	(9,905)	5,000
Share repurchases	-	-	-	-	-	-	-	-
Equity-based compensation	-	8,881	(4,447)	(161)	-	-	4,273	-
Net income	-	-	-	430,507	-	8,248	438,755	-
Other comprehensive income, net of tax	-	-	-	-	3,765	-	3,765	-
Balances at March 31, 2021	648	(1,614,866)	1,202,945	5,134,398	5,667	(157,209)	4,571,583	163,614
Dividends declared	-	-	-	(53,380)	-	-	(53,380)	-
Noncontrolling investors, net	-	-	-	-	-	(18,879)	(18,879)	12,800
Share repurchases	-	(393,198)	-	-	-	-	(393,198)	-
Equity-based compensation	-	1,169	7,888	(125)	-	-	8,932	-
Net income	-	-	-	702,291	-	9,912	712,203	-
Other comprehensive income, net of tax	-	-	-	-	26,677	-	26,677	-
Balances at June 30, 2021	648	(2,006,895)	1,210,833	5,783,184	32,344	(166,176)	4,853,938	176,414
Dividends declared	-	-	-	(51,942)	-	-	(51,942)	-
Noncontrolling investors, net	-	-	-	(150)	-	(15,026)	(15,176)	10,400
Share repurchases	-	(337,616)	-	-	-	-	(337,616)	-
Equity-based compensation	-	34	8,605	(121)	-	-	8,518	-
Net income	-	-	-	990,763	-	9,396	1,000,159	-
Other comprehensive income, net of tax	-	-	-	-	(21,761)	-	(21,761)	-
Balances at September 30, 2021	$648	$(2,344,477)	$1,219,438	$6,721,734	$10,583	$(171,806)	$5,436,120	$186,814

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of September 30, 2022:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	12,150
Aluminum	Short	17,975
Copper	Long	13,144
Copper	Short	25,997

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of September 30, 2022, and December 31, 2021, and gains and losses related to derivatives included in the company’s statement of income for each of the three and nine-month periods ended September 30, 2022 and 2021 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Derivative instruments designated as hedges
Commodity futures	Other current assets	$4,357	$1,278	$5,753	$7,430

Derivative instruments not designated as hedges
Commodity futures	Other current assets	8,399	4,319	4,069	6,171
Total derivative instruments		$12,756	$5,597	$9,822	$13,601

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $13.0 million at September 30, 2022, and $24.9 million at December 31, 2021, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended September 30,		fair value hedge	related hedged	ended September 30,
	derivatives	2022	2021	relationships	items	2022	2021
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$(7,663)	$(5,205)	Firm commitments	Costs of goods sold	$3,389	$4,404
				Inventory	Costs of goods sold	4,941	500
						$8,330	$4,904
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$18,164	$12,160

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	nine-month periods		Hedged items in	in income on	nine-month periods
	in income on	ended September 30,		fair value hedge	related hedged	ended September 30,
	derivatives	2022	2021	relationships	items	2022	2021
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$5,618	$4,765	Firm commitments	Costs of goods sold	$(2,146)	$187
				Inventory	Costs of goods sold	(1,440)	(1,705)
						$(3,586)	$(1,518)
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$34,333	$(33,620)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $151,000 and $1.6 million during the three-month periods ended September 30, 2022 and 2021, respectively, and gains of $145,000 and $17,000 during the nine-month periods ended September 30, 2022 and 2021, respectively. Gains excluded from hedge effectiveness testing of $817,000 and $1.3 million decreased cost of goods sold during the three-month periods ended September 30, 2022 and 2021, respectively. Gains excluded from hedge effectiveness testing of $1.9 million and $3.2 million decreased cost of goods sold during the nine-month periods ended September 30, 2022 and 2021, respectively.

Derivatives accounted for as cash flow hedges resulted in net gains of $10.0 million and net losses of $2.3 million recognized in other comprehensive income for the three-month periods ended September 30, 2022 and 2021, respectively, and net gains of $6.8 million and $41.8 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Net losses of $7.1 million and net gains of $23.2 million were reclassified from accumulated other comprehensive income for the three-month periods ended September 30, 2022 and 2021, respectively, and net losses of $7.7 million and net gains of $30.4 million for the nine-month periods ended September 30, 2022 and 2021, respectively. At September 30, 2022, the company expects to reclassify all $3.6 million of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2022
Short-term investments	$583,211	$-	$583,211	$-
Commodity futures – financial assets	12,756	-	12,756	-
Commodity futures – financial liabilities	9,822	-	9,822	-

December 31, 2021
Commodity futures – financial assets	$5,597	$-	$5,597	$-
Commodity futures – financial liabilities	13,601	-	13,601	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.6 billion and $3.3 billion at September 30, 2022 and December 31, 2021, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at September 30, 2022 and December 31, 2021).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
September 30, 2022	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,512,202	$328,187	$1,140,272	$314,104		$-		$5,294,765
External Non-U.S.	208,623	143,879	-	4,440		-		356,942
Other segments	152,719	512,559	5,554	-		(670,832)		-
	3,873,544	984,625	1,145,826	318,544		(670,832)		5,651,707
Operating income (loss)	654,677	6,735	676,726	(137,160)	(1)	18,866		1,219,844
Income (loss) before income taxes	646,426	5,415	674,718	(136,613)		18,526		1,208,472
Depreciation and amortization	76,453	12,932	2,454	6,875		-		98,714
Capital expenditures	131,753	11,137	4,975	93,364		-		241,229

As of September 30, 2022
Assets	$9,011,489	$1,201,017	$1,446,405	$2,511,506	(2)	$(122,719)	(3)	$14,047,698

Footnotes related to the three-month period ended September 30, 2022, segment results (in millions):

(1)	Corporate SG&A	$(15.5)	(2)	Cash and equivalents	$1,230.8
	Companywide equity-based compensation	(14.6)		Short-term investments	583.2
	Company profit sharing component	(103.8)		Accounts receivable	28.1
	Other, net	(3.3)		Inventories	58.0
		$(137.2)		Property, plant and equipment, net	280.8
				Intra-company debt	35.8
				Other	294.8
					$2,511.5

(3)	Elimination of intra-company receivables	$(50.5)
	Elimination of intra-company debt	(35.8)
	Other	(36.4)
		$(122.7)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
September 30, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,503,964	$430,087	$493,452	$337,011		$-	$4,764,514
External Non-U.S.	163,754	157,005	352	2,663		-	323,774
Other segments	243,455	625,025	122	453		(869,055)	-
	3,911,173	1,212,117	493,926	340,127		(869,055)	5,088,288
Operating income (loss)	1,346,967	43,616	89,389	(138,576)	(1)	(19,351)	1,322,045
Income (loss) before income taxes	1,341,051	43,328	88,892	(150,992)		(19,714)	1,302,565
Depreciation and amortization	65,852	14,054	2,263	5,238		-	87,407
Capital expenditures	200,721	6,870	3,458	3,580		-	214,629

Footnotes related to the three-month period ended September 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(17.0)
	Companywide equity-based compensation	(10.7)
	Company profit sharing component	(111.1)
	Other, net	0.2
		$(138.6)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication
September 30, 2022	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$11,015,050	$1,252,323	$3,155,824	$941,799		$-	$16,364,996
External Non-U.S.	610,293	449,103	183	9,912		-	1,069,491
Other segments	426,470	1,782,398	10,117	1,030		(2,220,015)	-
	12,051,813	3,483,824	3,166,124	952,741		(2,220,015)	17,434,487
Operating income (loss)	2,920,412	106,138	1,742,792	(473,889)	(1)	37,321	4,332,774
Income (loss) before income taxes	2,885,437	104,591	1,736,680	(500,385)		36,296	4,262,619
Depreciation and amortization	217,097	39,207	7,317	18,340		-	281,961
Capital expenditures	403,807	37,893	13,234	109,767		-	564,701

Footnotes related to the nine-month period ended September 30, 2022, segment results (in millions):

(1)	Corporate SG&A	$(47.8)
	Companywide equity-based compensation	(39.3)
	Company profit sharing component	(366.1)
	Other, net	(20.7)
		$(473.9)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 9. Segment Information (Continued)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication
September 30, 2021	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$8,991,273	$1,243,837	$1,081,123	$960,953		$-	$12,277,186
External Non-U.S.	421,648	388,961	518	9,880		-	821,007
Other segments	535,541	1,810,337	3,020	2,125		(2,351,023)	-
	9,948,462	3,443,135	1,084,661	972,958		(2,351,023)	13,098,193
Operating income (loss)	2,997,375	141,775	127,652	(357,183)	(1)	(37,640)	2,871,979
Income (loss) before income taxes	2,970,465	141,063	125,827	(398,485)		(38,648)	2,800,222
Depreciation and amortization	198,170	41,994	7,344	13,865		-	261,373
Capital expenditures	740,569	38,112	9,156	13,861		-	801,698

Footnotes related to the nine-month period ended September 30, 2021, segment results (in millions):

(1)	Corporate SG&A	$(53.2)
	Companywide equity-based compensation	(56.6)
	Company profit sharing component	(238.2)
	Other, net	(9.2)
		$(357.2)

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

Results Overview

In the third quarter of 2022 we achieved record steel shipments of 3.2 million tons, record steel fabrication operating income of $676.7 million, and record cash flow from operations of $1.5 billion. During the third quarter of 2022, steel demand remained strong, most notably in the construction industry, and complemented by the automotive, industrial, and energy sectors, resulting in record steel shipments. Our steel fabrication segment achieved record operating income and record shipments during the quarter, on robust non-residential construction demand and continued increasing record average selling prices.

Consolidated operating income decreased $102.2 million, or 8%, to $1.2 billion for the third quarter of 2022, compared to the third quarter of 2021, as record steel fabrication operating income was more than offset by lower steel operating income. Third quarter 2022 net income attributable to Steel Dynamics, Inc. decreased $76.4 million, or 8%, to $914.3 million, compared to the third quarter of 2021, consistent with the decreased operating income.

Consolidated operating income increased $1.5 billion, or 51%, to $4.3 billion for the first nine months of 2022, compared to the first nine months of 2021, due to a $1.6 billion increase in steel fabrication operating income. First nine months 2022 net income attributable to Steel Dynamics, Inc. increased 52% to $3.2 billion, compared to the first nine months of 2021, consistent with the increased operating income.

Segment Operating Results 2022 vs. 2021 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	% Change	2021	2022	% Change	2021
Net sales:
Steel Operations Segment	$3,873,544	(1)%	$3,911,173	$12,051,813	21%	$9,948,462
Metals Recycling Operations Segment	984,625	(19)%	1,212,117	3,483,824	1%	3,443,135
Steel Fabrication Operations Segment	1,145,826	132%	493,926	3,166,124	192%	1,084,661
Other	318,544	(6)%	340,127	952,741	(2)%	972,958
	6,322,539		5,957,343	19,654,502		15,449,216
Intra-company	(670,832)		(869,055)	(2,220,015)		(2,351,023)
	$5,651,707	11%	$5,088,288	$17,434,487	33%	$13,098,193

Operating income (loss):
Steel Operations Segment	$654,677	(51)%	$1,346,967	$2,920,412	(3)%	$2,997,375
Metals Recycling Operations Segment	6,735	(85)%	43,616	106,138	(25)%	141,775
Steel Fabrication Operations Segment	676,726	657%	89,389	1,742,792	1265%	127,652
Other	(137,160)	1%	(138,576)	(473,889)	(33)%	(357,183)
	1,200,978		1,341,396	4,295,453		2,909,619
Intra-company	18,866		(19,351)	37,321		(37,640)
	$1,219,844	(8)%	$1,322,045	$4,332,774	51%	$2,871,979

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, and numerous value-added downstream steel coating and processing operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 66% and 72% of our consolidated net sales during the three-month periods ended September 30, 2022 and 2021, respectively, and 67% and 72% of our consolidated net sales during the nine-month periods ended September 30, 2022 and 2021, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	% Change	2021	2022	% Change	2021

Total shipments	3,154,857	13%	2,803,571	9,163,930	8%	8,517,121
Intra-segment shipments	(339,980)		(291,868)	(1,080,989)		(841,743)
Steel Operations Segment shipments	2,814,877	12%	2,511,703	8,082,941	5%	7,675,378

External shipments	2,694,709	14%	2,366,928	7,796,390	7%	7,281,752

Steel Operations Segment Results 2022 vs. 2021

During the third quarter of 2022, steel demand remained steady compared to the first half of 2022, with the construction, automotive, industrial and energy sectors continuing to lead steel demand. This continued strong demand resulted in record quarterly total shipments, including 268,000 tons from Sinton. Sheet steel pricing continued to trend downward, as it had throughout the first half of 2022, resulting in lower realized selling values than in the third quarter of 2021. Third quarter 2022 total steel segment average selling prices decreased 12%, or $181 per ton, compared to third quarter of 2021. Steel operations segment shipments, including Sinton, increased 12% in the third quarter 2022, as compared to the same period in 2021. Net sales for the steel operations in the third quarter 2022 were comparable to the same period in 2021, due to the decrease in average steel selling prices offsetting increased shipments. Net sales for the steel operations increased 21%, which included Sinton, in the first nine months of 2022 when compared to the same period in 2021, due to the 5% increase in steel shipments combined with a 15% increase in average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $17, or 3%, in the third quarter of 2022, compared to the same period in 2021, consistent with overall decreased domestic scrap pricing noted below in the metals recycling operations segment discussion. In the first nine months of 2022, our metallic raw material cost per ton increased $62, or 14% compared to the same period in 2021.

As a result of average selling prices decreasing more than scrap costs, specifically for sheet steel products, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 14% in the third quarter of 2022 compared to the third quarter of 2021. As a result of this metal spread compression and additional costs during start-up at Sinton, operating income for the steel operations decreased 51%, to $657.4 million, in the third quarter of 2022, compared to the same period in 2021. First nine months 2022 operating income decreased 3%, to $2.9 billion, compared to the first nine months of 2021 due to additional costs during start-up at Sinton during 2022.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the third quarters of 2022 and 2021, 68% and 65%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, as our steel mills utilization was 93% in the third quarters of 2022 and 2021. Our metals recycling operations accounted for 8% and 12% of our consolidated net sales during the three-month periods ended September 30, 2022 and 2021, respectively, and 10% and 12% of our consolidated net sales during the nine-month periods ended September 30, 2022 and 2021, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	% Change	2021	2022	% Change	2021
Ferrous metal (gross tons)
Total	1,320,117	(4)%	1,371,126	3,944,068	(5)%	4,167,416
Inter-company	(896,933)	0%	(895,559)	(2,645,655)	(3)%	(2,733,941)
External shipments	423,184	(11)%	475,567	1,298,413	(9)%	1,433,475

Nonferrous metals (thousands of pounds)
Total	257,710	(5)%	271,325	785,381	(4)%	818,993
Inter-company	(37,523)		(31,840)	(98,183)		(103,324)
External shipments	220,187	(8)%	239,485	687,198	(4)%	715,669

Metals Recycling Operations Segment Results 2022 vs. 2021

Our metals recycling operations were challenged by sharply decreasing selling prices for recycled scrap in the third quarter of 2022. Net sales decreased 19% during the third quarter of 2022 compared to the same period in 2021, driven by lower average selling prices for both ferrous and nonferrous metals, and lower shipments as domestic steel mill utilization rates declined. Domestic steel mill utilization rates were approximately 78% in the third quarter of 2022, as compared to approximately 85% in the third quarter of 2021. Ferrous scrap average selling prices decreased 20% during the third quarter of 2022 compared to the same period in 2021, while average nonferrous scrap prices decreased 7%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 22%, and nonferrous metal spread decreased 11% during the third quarter of 2022 compared to the same period in 2021. As a result of the lower shipments and compressed ferrous and nonferrous metals spreads, metals recycling operations operating income decreased 85% to $6.7 million in the third quarter of 2022 compared to the third quarter of 2021.

Net sales for our metals recycling operations in the first nine months of 2022 were comparable to the same period in 2021, driven by increased pricing while shipments decreased. Ferrous scrap average selling prices increased 5% during the first nine months of 2022 compared to the same period in 2021, while nonferrous average selling prices increased 9%. Ferrous pricing increased consistently during the first nine months of 2021, but has decreased at a slower pace during the first nine months of 2022. Ferrous and nonferrous shipments decreased 5% and 4%, respectively, in the first nine months of 2022 compared to the first nine months of 2021. Ferrous metal spread increased 4%, while nonferrous metal spread increased 2% in the first nine months of 2022 compared to the first nine months of 2021. Metals recycling operations operating income in the first nine months of 2022 of $106.1 million decreased 25% from the first nine months of 2021 operating income of $141.8 million, as increased ferrous and nonferrous metal spread, was more than offset by decreased shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, trusses, girders and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 20% and 10% of our consolidated net sales during the three-month periods ended September 30, 2022 and 2021, respectively, and 18% and 8% of our consolidated net sales during the nine-month periods ended September 30, 2022 and 2021, respectively.

Steel Fabrication Operations Segment Results 2022 vs. 2021

Our steel fabrication operations continue to benefit from the strong non-residential construction market, resulting in continued historically high order backlog and forward-pricing at the end of the third quarter of 2022. We achieved record quarterly segment operating income of $676.7 million on record shipments of 218,000 tons. Net sales for the steel fabrication operations increased 132% during the third quarter of 2022 compared to the same period in 2021, as average selling prices significantly increased $2,906 per ton, or 124%, while shipments increased 3%. Net sales for the segment increased 192% during the first nine months of 2022, compared to the same period in 2021, as shipments increased 11%, and average selling prices increased 164%, or $3,041 per ton.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing, increasing to approximately three-fourths during 2021 and the first nine months of 2022 consistent with the increased steel costs. The average cost per ton of steel consumed increased 11% in the third quarter 2022, as compared to the same period in 2021. As a result of selling prices per ton increasing significantly more than steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) more than quadrupled in the third quarter of 2022 compared to the same period in 2021. This expanded metal spread and increased shipments resulted in record operating income of $676.7 million in the third quarter 2022, more than six times the $89.4 million in the same period in 2021. For the first nine months of 2022, operating income increased $1.6 billion to $1.7 billion compared to the first nine months of 2021, as a 369% increase in metal spread combined with the 11% increase in shipments resulted in record nine-month results.

Other Operations

Third Quarter Consolidated Results 2022 vs. 2021

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $132.6 million during the third quarter of 2022 decreased 16% from the $157.5 million during the third quarter of 2021. Selling, general and administrative expenses represented 2.3% and 3.1% of net sales during third quarter 2022 and 2021, respectively. The decrease in third quarter 2022 compared to third quarter 2021 is due primarily to the costs associated with the construction of Sinton being reported in selling, general and administrative in 2021, prior to the completion of the mill’s construction and start-up in early 2022.

Profit sharing expense during the third quarter of 2022 of $105.1 million decreased 8% from the $113.9 million during the same period in 2021, consistent with decreased pretax earnings. The company profit sharing component represents 8% of pretax earnings.

Interest Expense, net of Capitalized Interest. During the third quarter of 2022, interest expense was $25.3 million, an increase of $12.6 million compared to the third quarter of 2021. The higher interest expense in the third quarter 2022 compared to the same period in 2021 was due to higher capitalized interest in 2021 related to the construction of Sinton.

Income Tax Expense. Third quarter 2022 income tax expense of $290.0 million, at an effective income tax rate of 24.0%, decreased 4% compared to the $302.4 million, at an effective income tax rate of 23.2%, during the third quarter of 2021, consistent with decreased pretax earnings.

First Nine Months Consolidated Results 2022 vs. 2021

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $403.0 million during the first nine months of 2022 decreased 13% compared to the $461.7 million during the first nine months of 2021, representing 2.3% and 3.5% of net sales during each period, respectively. The decrease in 2022 compared to 2021 is due primarily to a $27.9 million decrease in certain equity-based compensation expense, as well as $34.6 million more costs associated with the construction of Sinton being reported in selling, general and administrative in 2021, prior to the completion of the mill’s construction and start-up in early 2022.

Profit sharing expense during the first nine months of 2022 of $373.3 million increased 52% from the $244.9 million during the same period in 2021, consistent with increased pretax earnings.

Interest Expense, net of Capitalized Interest. During the first nine months of 2022, interest expense of $67.7 million increased 51% from $44.9 million during the first nine months of 2021. The higher interest expense in 2022 compared to 2021 was due to higher capitalized interest in 2021 related to the construction of Sinton.

Income Tax Expense. First nine months 2022 income tax expense of $1.0 billion, at an effective income tax rate of 24.0%, was up 57% from the $649.1 million, at an effective income tax rate of 23.2%, during the first nine months of 2021, consistent with increased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2022, is as follows (in thousands):

Cash and equivalents	$1,420,497
Short-term investments	583,211
Revolver availability	1,190,835
Total liquidity	$3,194,543

Our total outstanding debt of $3.0 billion decreased 2% during the first nine months of 2022 from reductions in revolver borrowings at one of our controlled subsidiaries. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 27.7% and 32.9% at September 30, 2022, and December 31, 2021, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2022, we had $1.2 billion of availability on the Revolver, $9.2 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2022, our interest coverage ratio and debt to capitalization ratio were 60.45:1.00 and 0.28:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2022, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $3.3 billion in the first nine months of 2022 compared to $1.5 billion in the same 2021 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $313.2 million, or 9%, to $3.7 billion at September 30, 2022, due primarily to increased accounts receivable and inventory values, consistent with increased net sales and selling prices, compared to an increase of $1.2 billion for the same period in 2021.

Capital Investments. During the first nine months of 2022, we invested $564.7 million in property, plant and equipment, primarily within our steel operations segment, compared with $801.7 million invested during the same period in 2021. Spending on Sinton decreased in the first nine months of 2022 versus the same period in 2021 as we completed the construction phase. We entered 2022 with ample liquidity of $2.4 billion and anticipated operating cash flow generation to provide for our planned 2022 capital requirements, including the four new flat roll coating lines at Sinton and Heartland. We announced in July our plans to invest $2.2 billion in a new state-of-the-art low-carbon aluminum flat rolled mill with two supporting satellite recycled aluminum slab centers, which will be funded by available cash and cash flow from operations. Expenditures began in the third quarter of 2022 and are expected to continue through 2026.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation ability and financial position, we increased our quarterly cash dividend by 31% to $0.34 per share in the first quarter of 2022 (from $0.26 per share in 2021), resulting in declared cash dividends of $186.5 million during the first nine months of 2022, compared to $160.2 million during the same period in 2021. We paid cash dividends of $177.1 million and $161.0 million during the first nine months of 2022 and 2021, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. In February 2020, our board of directors authorized a share repurchase program of up to $500.0 million of our common stock, which was fully utilized in July 2021. In July 2021, our board of directors authorized an additional share repurchase program of up to $1.0 billion of our common stock, which was fully utilized in March 2022. In February 2022, our board of directors authorized an additional share repurchase program of up to $1.25 billion of our common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $1.4 billion and $730.8 million of share repurchases during the first nine months of 2022 and 2021, respectively. As of September 30, 2022, we had $245.5 million remaining available to purchase under the 2022 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2022, we had a cumulative unrealized gain associated with these financial contracts of $2.9 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of September 30, 2022.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended September 30, 2022

July 1 - 31	692,706	$72.19	692,706	$677,159
August 1 - 31	3,476,941	81.87	3,476,941	392,500
September 1 - 30	1,916,455	76.71	1,916,455	245,489
	6,086,102		6,086,102

(1)	On February 25, 2022, we announced that our board of directors had authorized an additional share purchase program of up to $1.25 billion of our common stock.

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

October 26, 2022

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)