Form 10-K
period 2022-12-31
STEEL DYNAMICS INC
filed 2023-02-28
CIK 1022671

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock voting, $0.0025 par value	STLD	NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2022, was approximately $8.5 billion. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 21, 2023, Registrant had outstanding 171,577,705 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement referenced in Part III, Items 10 through 14 of this report, to be filed prior to May 1, 2023, are incorporated herein by reference.

STEEL DYNAMICS, INC.

PART I

Special Note Regarding Forward-Looking Statements

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference herein or here from, or in press releases or oral statements made by our officers or Regulation FD authorized representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect present or historical facts. These predictive statements, which we generally precede or accompany by such typical conditional words as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” or by the words “may,” “will,” or “should,” are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve both known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. That legislation protects such predictive and cautionary statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

Global and National Risks

●	domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a recession;
●	global steelmaking overcapacity and imports of steel into the United States, together with increased scrap prices;
●	pandemics, epidemics, widespread illness or other health issues, such as COVID-19 or its variants;

Industry Risks

●	the cyclical nature of the steel industry and some of the industries we serve;
●	volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes and supplies, and our potential inability to pass higher costs on to our customers;
●	cost and availability of electricity, natural gas, oil, or other energy resources are subject to volatile market conditions;
●	increased environmental, greenhouse gas emissions and sustainability considerations or regulations;
●	compliance with and changes in environmental and remediation requirements;

Operational and Commercial Risks

●	significant price and other forms of competition from other steel and aluminum producers, scrap processors and alternative materials;
●	availability of an adequate source of supply of scrap for our metals recycling operations;
●	cybersecurity threats and risks to the security of our sensitive data and information technology;
●	the implementation of our growth strategy;
●	litigation and legal compliance;
●	unexpected equipment downtime or shutdowns;
●	governmental agencies may refuse to grant or renew some of our licenses and permits required to operate our businesses;
●	our senior unsecured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and
●	the impact of impairment charges.

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

Any forward-looking statements which we make in this report, or in any of the documents that are incorporated by reference herein or here from, speak only as of the date of such statement, and we undertake no ongoing obligation to update such statements. Comparisons of results between current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

ITEM 1.       BUSINESS

Steel Dynamics, Inc. is one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 16 million tons and actual metals recycling volumes as of December 31, 2022, with one of the most diversified product and end market portfolios in the domestic steel industry, combined with meaningful downstream steel fabrication operations. The company’s primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

We refer to our founding principles as our six core strategic pillars. They bring us together with a common focus, and they provide the foundation upon which we operate and grow. Our unique entrepreneurial culture and business model benefit us operationally, financially, and through the responsible use of our resources in diverse economic environments. Innovation in all forms is essential to our success, and our teams focus on how to do things “smarter” within our current operations, as well as how we continue to grow. This means creating solutions for our teammates, customers, suppliers, and other stakeholders. It also includes finding ways to “do business” with fewer resources and less environmental impact. Our six strategic pillars and the team’s execution of them each day has driven our success and sustainability.

~~●~~	Health & Safety – Creating and maintaining a safe work environment is the foundation of our decision making. Health and safety are always at the forefront and are a constant topic of conversation across the company. Our goal is zero injuries—no accidents.
●	Entrepreneurial Culture – Fosters a team of energetic, positive, driven, innovative and diverse individuals by utilizing open communication and meaningful performance-based compensation aligned to our strategic focus.
●	Customer Commitment – We focus on being a preferred partner of our customers by providing quality products and unique supply chain solutions to meet their current and future needs.
~~●~~	Strategic Sustainable Growth – We focus on strategic growth with intentional margin expansion and consistency through-the-cycle.
●	Innovation – Through individual creativity and ingenuity, our teams drive innovation to improve safety, quality, productivity, and resource sustainability. We strive to provide unique, superior products, customer supply chain solutions, and next-generation technologies and processes.
~~●~~	Financial Strength – Through our adaptable value-added product diversification, vertically connected businesses model, coupled with our highly variable operating cost structure and performance-based incentive compensation, along with our continued operating innovations and efficiency, we achieve higher utilization and lower costs, which provide strong cash flow generation through both strong and weak market cycles.

Differentiated Model - Uniquely Steel Dynamics

Competitively advantaged differentiation is core to our long-term value creation strategy. We set ourselves apart in every aspect of our business with a spirit of excellence.

Unique Entrepreneurial Culture

Our entrepreneurial culture is at the core of our success and is driven by our extensive performance-based incentive compensation philosophy from those on the plant floor to our senior leadership. Over 60% of a production team member’s total potential compensation is “at risk” to both quality production and cost-effectiveness metrics. Over 85% of our senior leadership team’s total potential compensation is “at risk” to companywide financial performance metrics that encourage long-term value creation, including return on equity, growth, cash generation, and return on invested capital measures. We believe diversity within our teams enhances broad-based thinking, innovation, and value creation. Our common goal of consistently achieving excellence in all we do is reflected in the esprit de corps that permeates our team.

Diversified, Value-Added Product Offerings and Supply-Chain Solutions

We have one of the most diversified, high-margin product offerings within the domestic steel industry. We have a track record of profitable growth, driving diversification in both end markets and value-added product offerings to sustain higher volume and profitability through varying market environments. Over 70% of our steel and steel fabrication sales are considered value-added. Throughout our history and today, we seek to provide unique supply-chain alternatives for our customers to increase efficiency, to reduce time and costs, and to promote decarbonization opportunities. Growing with our customers in this way has proven to be invaluable in creating long-lasting relationships and product development.

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

Our Southwest-Sinton Flat Roll Division (Sinton) is a prime example of our internal growth and differentiated business model. This electric arc furnace (EAF) flat roll steel mill has approximately 3.0 million tons of annual steel production capacity, currently including two value-added coating lines comprised of a galvanizing line with annual coating capacity of 550,000 tons with galvalume capability, and a paint line with annual coating capacity of 250,000 tons. We are also currently building four additional value-added flat roll steel coating lines comprised of an additional paint line and galvanizing line located onsite at Sinton and a paint line and galvanizing line at our Heartland Flat Roll Division. These new coating lines are expected to begin operating in the second half of 2023.

As with all our growth initiatives, we seek to competitively differentiate ourselves through service, product capability and quality, and supply-chain solutions. Sinton is a “next-generation” EAF flat roll steel mill, which has the capability to provide higher-strength, tougher grades of flat roll steel for the energy and automotive markets. These ultra-high-strength steel products are not currently readily available from other domestic steel producers. Sinton is adhering to the same sustainability model as our other steelmaking facilities, utilizing state-of-the-art environmental controls and processes to produce high quality sustainable steel. Sinton was fully commissioned during the first half of 2022, and operations have continued to ramp up as the team navigated unexpected challenges related to power and equipment during 2022.

Sinton has significant competitive advantages, including geographic market positioning, power accessibility, competitive freight for the intended customers, proximity to a deep-water port and site constructability. Our Sinton, Texas location allows us to strategically target underserved markets that are largely reliant on imports with long lead times and lower product quality capabilities, providing customers throughout the Southwest United States and Mexico significant freight benefits and shorter lead times allowing them to realize working capital advantages. Six steel customers have located onsite, representing over 1.8 million tons of annual flat roll steel processing and consumption capacity.

Vertically Connected Businesses and Pull-Through Volume Advantage

Our vertically connected businesses contribute to our higher through-cycle steel production and overall profitability. Our internal manufacturing businesses are a significant competitive advantage supporting higher and more stable through-cycle earnings and cash flow generation. Our steel fabrication operations and downstream processing locations use a significant amount of steel in their operations. During weaker steel demand environments, we can source more of their steel needs internally, and during strong steel demand environments, we have optionality to also purchase their steel needs externally. Ultimately, we optimize our companywide profitability and minimize earnings volatility. In 2022, our own steel consuming businesses purchased 1.7 million tons of steel from our steel mills, representing 14% of our total 2022 steel shipments.

A strategic and synergistic relationship also exists between our steel mills and metals recycling operations. Our metals recycling platform is the largest supplier of recycled ferrous scrap to our steel operations. This allows us to manage companywide working capital, as lower scrap volume is required at our steel mills. We are also able to source higher-quality scrap for our steel mills, optimizing cost and quality.

Technically Advanced, Low-Cost, Highly-Efficient Operations

We operate some of the most technically advanced and environmentally responsible steel mills in the world. Our steel mills generate a fraction of the greenhouse gas emissions (GHG) per ton of steel produced as compared to traditional blast furnace steel production and the average global steel industry. Our value-added product diversification, vertically connected businesses, and performance-based incentive compensation programs support our efficient, environmentally responsible, and competitively advantaged footprint. Coupled with our low-cost, highly variable operating cost structure and our continued operating innovation and efficiency, we are one of the most profitable and low-cost domestic steel producers.

Transformational Growth / New Aluminum Flat Roll Mill

In July 2022, we announced our new planned $2.5 billion project to construct and operate a 650,000 metric ton aluminum flat rolled products mill in Columbus, Mississippi, with two supporting satellite recycling aluminum slab centers. Our unique performance-based operating culture, coupled with our experience in successfully constructing and operating cost-effective, highly profitable carbon flat roll steel mills, positions us exceptionally well to execute strategic opportunities and to deliver strong long-term value creation. A significant number of our steel customers are also consumers and processors of aluminum flat rolled products. This investment will allow us to broaden our ability to serve both our existing and new customers by adding high-quality, low-carbon flat rolled aluminum to our product portfolio. The state-of-the-art aluminum flat roll mill will utilize a significant amount of aluminum scrap, and as such is also a complementary extension of the company’s metals recycling platform. The product offering will be supported by various value-added finishing lines, including CASH (continuous annealing solutions heat treating) lines, continuous coating, and various slitting and packaging operations. The rolling mill is currently expected to begin operations in 2025.

Sustainability

Sustainability is a part of our long-term value creation strategy. We are dedicated to our people, our communities and our environment. We are committed to operating our business with the highest integrity and have been since our founding. We only produce steel using EAF technology with recycled ferrous scrap as the primary raw material. EAF steelmaking technology generates a mere fraction of the carbon emissions produced and energy intensity required by traditional blast furnace steelmaking technology. We believe EAF production is currently the steelmaking technology that provides the least environmental impact, is the most cost efficient, and provides the most flexibility, and as such, has been our method of growth. We encourage the use of new technologies and processes to reduce our impact on the environment, including a strategic focus on carbon mitigation.

In 2021, we announced that we are taking further action to reduce our environmental footprint through our 2025, 2030, and 2050 goals for GHG emissions reduction and increased renewable energy usage.

We intentionally developed a vertically connected operating model, further strengthening our company. Our metals recycling platform collects and processes scrap from manufacturing and end-of-life items, such as automobiles, appliances, and machinery. This processed scrap is then sold to end-users for reuse, including our EAF steel mills, which produce new steel from the scrapped material. Our steel is then sold to consumers that both further process and manufacture end products. We sell a meaningful amount of steel to our own manufacturing businesses that in turn sell finished products to consumers. Ultimately, when these products reach the end of their useful lives, they can be collected as scrap and used again in our steelmaking operations, creating our circular manufacturing model.

Our growth strategy focuses on increasing through-cycle cash generation and providing growth opportunities for our people, partners, communities, and shareholders, all while keeping the sustainability of resources and carbon impact in focus.

We endeavor for continual improvement in minimizing carbon dioxide emissions, while maintaining compliance with emission limit regulations. We monitor our GHG emissions by regularly reviewing furnace performance and efficiency. We analyze the latest available technologies to also determine whether emissions can be minimized. In 2022, we announced a strategic joint venture, SDI Biocarbon Solutions, LLC. The joint venture plans to construct and operate a biocarbon production facility in Columbus, Mississippi to supply our EAF steel mill with a renewable alternative to fossil fuel carbon using our joint venture partner Aymium’s patented technology. The facility is expected to produce up to 228,000 metric tons per year, resulting in an estimated 35% reduction in our steel mills’ Scope 1 GHG emissions. Operations are planned to begin early 2024.

Experienced Leadership Team / Fosters an Entrepreneurial Culture

Our senior leadership team is highly experienced and has a proven track record in the steel, metals recycling, and steel fabrication industries, as well as in the construction and start-up of new operations. Our leadership objectives are closely aligned with our stakeholders through meaningful stock ownership positions and performance-based incentive compensation programs that are correlated to the company’s profitability and operational performance in relationship to our steel manufacturing peers. We emphasize decentralized operational decision making and responsibility, while continuing to maintain appropriate corporate governance and risk oversight. We reward teamwork, innovation, and operating efficiency, and focus on maintaining the effectiveness of our performance-driven incentive bonus plans that are designed to maximize overall productivity and align the interests of our leadership and teams with our stakeholders.

Name	Age	Position
Mark D. Millett	63	Chairman, President and Chief Executive Officer
Theresa E. Wagler	52	Executive Vice President, Chief Financial Officer, and Corporate Secretary
Miguel Alvarez	55	Senior Vice President, Metals Recycling
Chris A. Graham	58	Senior Vice President, Long Products Steel Group
Glenn A. Pushis	57	Senior Vice President, Special Projects
Barry T. Schneider	54	Senior Vice President, Flat Roll Steel Group
James S. Anderson	62	Senior Vice President, Steel Fabrication

Mark D. Millett co-founded the company in 1993. Mr. Millett has been the Board Chair since May 2021 and has been our President and Chief Executive Officer since January 2012. Prior to that, he held various positions within the company, including President and Chief Operating Officer, Executive Vice President of Metals Recycling and Ferrous Resources, and Executive Vice President of Flat Roll Operations. Mr. Millett was responsible for the design, construction, and start-up operation of all of our steel mills, including our Butler, Indiana flat roll, melting, and casting operations. Mr. Millett currently serves as Chairman of the Steel Manufacturers Association (SMA). During 2019, Mr. Millett was named the recipient of the James F. Collins Achievement in Advocacy Award by the SMA. During 2014 and 2022, Mr. Millet was named Steelmaker of the Year by the Association of Iron and Steel Technology. Mr. Millett earned his bachelor’s degree in metallurgy from the University of Surrey, England.

Theresa E. Wagler has been our Executive Vice President, Chief Financial Officer and Corporate Secretary since May 2007. Ms. Wagler joined the Steel Dynamics corporate finance team in 1998, and has held various finance and accounting positions, including Chief Accounting Officer and Vice President and Corporate Controller. She is responsible for and oversees accounting and taxation, treasury, risk management, legal, information technology and cybersecurity, human resources, sustainability strategy, and strategic business development functions, as well as, financial planning and analysis, investor relations, and corporate communications. Ms. Wagler also has various operational responsibilities directly overseeing two operating joint ventures. Prior to joining Steel Dynamics, Ms. Wagler was a certified public accountant with Ernst & Young LLP. She graduated cum laude from Taylor University with a bachelor’s degree in accounting and systems analysis. In addition, Ms. Wagler serves as a director and chair of the audit committee of CF Industries Holdings, Inc., a public company, and also serves as a director for Trine University and for the Metals Service Center Institute.

Miguel Alvarez transitioned to the role of Senior Vice President, Metals Recycling, upon the retirement of Russ B. Rinn (formerly the Executive Vice President, Metals Recycling) in March 2022. In this role, Mr. Alvarez is responsible for OmniSource’s ferrous and nonferrous metals recycling operations including marketing, trading and logistics activities. Prior to this role, Mr. Alvarez served as Senior Vice President, Southwest United States and Mexico, since February 2019. Prior to joining Steel Dynamics, Mr. Alvarez served in leadership positions at BlueScope; this included leading BlueScope’s North American metal buildings business with manufacturing facilities in the United States and Mexico, and being responsible for BlueScope’s only North American electric arc furnace flat roll steel mill as President of North Star BlueScope Steel. Mr. Alvarez earned a bachelor’s degree in industrial engineering and an MBA from Tecnológico de Monterrey, México.

Christopher A. Graham has been our Senior Vice President, Long Products Steel Group, since February 2019. In this role, Mr. Graham is responsible for the company’s four long product steel mills, along with a downstream finishing operation and the company’s copper rod manufacturing facility. Prior to that, Mr. Graham served as Senior Vice President, Downstream Manufacturing and President of New Millennium Building Systems, responsible for the company’s steel fabrication and downstream manufacturing operations, and other operational and leadership roles. Mr. Graham was also a part of the team that constructed the company’s first steel mill in Butler, Indiana, in 1994. Mr. Graham earned a bachelor's degree in business management from Western Governors University and an MBA from the University of Saint Francis.

Glenn A. Pushis has been our Senior Vice President, Special Projects, since February 2019. Mr. Pushis is responsible for the successful design and construction of the company’s newly announced aluminum flat roll mill. From 2019 until 2022, Mr. Pushis was responsible for the successful design and construction of the Southwest-Sinton Flat Roll Division developed to serve the Southwestern United States and Mexico. He has extensive experience in this capacity and has been instrumental in numerous construction projects for Steel Dynamics since its founding. Prior to that, Mr. Pushis served as Senior Vice President, Long Products Steel Group, responsible for the company’s four long product steel mills. Mr. Pushis has been with Steel Dynamics since 1994, holding various operational and leadership roles, including roles within the Engineered Bar Products Division and the Butler Flat Roll Division. He was also part of the team that constructed the company’s first steel mill in Butler, Indiana, in 1994. Mr. Pushis earned a bachelor’s degree in mechanical engineering from Purdue University and his MBA from Indiana University.

Barry T. Schneider has been our Senior Vice President, Flat Roll Steel Group, since March 2016. Mr. Schneider is responsible for the company’s entire flat roll steel operations, including the company’s two flat roll steel mills and numerous flat roll processing, coating, and distribution operations. Before that, Mr. Schneider served in various operational and leadership roles within the company’s steel operations, including our Engineered Bar Products Division and Butler Flat Roll Division. He was also part of the team that constructed the company’s first steel mill in Butler, Indiana, in 1994. Mr. Schneider earned a bachelor's degree in mechanical engineering and a master of science in engineering management from Rose-Hulman Institute of Technology. He also received an Executive Certificate in Technology, Operations, and Value Chain Management from the MIT Sloan School of Management. In addition, Mr. Schneider serves as a director for the Association of Iron & Steel Technology.

James S. Anderson was promoted to our Senior Vice President, Steel Fabrication in March 2022 from his former role as Vice President, Steel Fabrication and President of New Millennium Building Systems, since February 2019. In this role, Mr. Anderson is responsible for the company's steel fabrication operations.  Prior to that, Mr. Anderson served as the Chief Operating Officer of New Millennium Building Systems, and was the general manager of The Techs three flat roll galvanizing lines. Mr. Anderson earned a bachelor's degree in metallurgical engineering from Grove City College and an MBA from the University of Pittsburgh.

Human Capital / Valuing People

We value the dedicated people whose passion, innovation, and spirit of excellence have helped successfully grow our company and serve our customers. We have a culture of transparency and trust, fostered through individual empowerment and accountability that drives decision making throughout our business. Our performance-based incentive compensation programs align our people with the interests of our strategic long-term growth and our customers, communities, and shareholders. We know our teams will do what is right and that trust comes from effective communication and transparency. The Steel Dynamics team consisted of approximately 12,060 full-time team members at December 31, 2022.

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

Safety is our first core strategic pillar — it is the foundation of our decision making. Safety is always at the forefront and is discussed regularly across the company, whether led by a team member from the plant floor, a supervisor, or a manager. Leadership is engaged and continuously evaluates where we can improve. We believe having every individual engaged in safety will lead to zero injuries. We are committed to achieving world-class safety performance throughout our operations. This commitment is foundational and integral to our culture. Working as one team, we will achieve it.

Our total recordable injury rate compared to industry benchmarks and lost time injury rates for 2022 are as follows:

1 Total Recordable Injury Rate is defined as OSHA recordable incidents x 200,000 / hours worked. Lost Time Injury Rate is defined as OSHA days away from work cases x 200,000 / hours worked.

2 Source: 2021 U.S. DOL Bureau of Labor Statistics

Compensation Structure

We believe in empowering our teams and rewarding them for their achievements through a four-tiered, performance-based compensation framework. The various components of our compensation programs promote a balance of high-return growth, effective capital investment, low-cost operations, and risk mitigation. By rewarding our teams based on their performance as an individual, as a team, as a company, and based on shareholder interests, we believe we have the ultimate alignment with our external constituents. This is achieved through the following methods:

●	Individual performance awards consist of an individual’s base compensation, which is determined by their individual performance, responsibilities, and skills.
●	Team performance awards are based on departmental results, rewarding cost effectiveness and quality production. Our performance-based incentive programs reward team members for reducing waste and increasing efficiency, while also producing quality products for our customers. These awards can be well over 100% of base wages, based on strong performance and on the teams doing things that are within their control.

●	Companywide performance awards unite everyone through our profit-sharing program, which is based on consolidated pretax profitability, and our 401(k) match, which is based on consolidated return on assets.

●	Alignment with our shareholders and the pursuit of long-term value creation is fostered through the issuance of restricted stock units. Each full-time, non-union, United States-based team member receives annual equity awards. These awards generally have a two-year vesting period, supporting retention and companywide strategy alignment.

Our team-based culture and competitive pay structure supported continued high retention. In 2022, our overall employee retention was approximately 81%, with domestic and steel operations retention of 87% and 91%, respectively.

Our compensation framework helps ensure that we remain strong with best-in-class performance and retain top talent even in economic downturns. We all share in the company’s successes, as well as the challenges.

Talent Development and Educational Opportunities

Our people represent the foundation of our six strategic pillars. Their continued education and talent development are paramount to our success. Our educational assistance and development programs encourage personal growth so individuals can remain current in their areas of responsibility, as well as develop new skills for advancement. Our senior leadership plays a key role in our development programs, linking our culture to critical, proven leadership concepts. As we continue to grow, building talent and creating opportunities within our teams is one of our most important tasks and is critical to our long-term success.

Workplace Philosophy

Our people are the foundation of our success and are our most important resource. Our culture safeguards all people and requires each person to be treated fairly and with dignity. We have equal employment opportunity, no tolerance for harassment of any kind, respect for human rights, inclusion, and diversity – all of which focus on our expectations of treating every person with the utmost respect. Our leadership receives recurring training on these critical topics.

We provide equal employment opportunities to all individuals and applicants. This philosophy of fairness extends to work assignments, opportunities for advancement, compensation, training opportunities, and all other aspects of employment. All job-related considerations are based on merit and ability, without regard to race, color, religion, creed, sex, sexual orientation, gender identity or expression, national origin, genetics, age, marital or veteran status, pregnancy, the presence of handicaps or disabilities, or any other basis protected by law. We provide accommodations as required by applicable laws, including for disabilities and religious beliefs.

We respect human rights, which includes providing safe work environments for our people, providing fair compensation based on job responsibilities and performance, and ensuring all team members meet minimum age requirements and eligible working status to qualify for employment.

We do not tolerate harassment or disrespect of an individual or group for any reason. Harassment of a team member is prohibited, both in the workplace and off the premises. We forbid harassment by any personnel of a customer, vendor, or any other person. Likewise, we prohibit harassment of our teams in any way related to their interactions with customers, vendors, or any other person related to their work responsibilities.

We recognize the value of having a business that reflects diversity of backgrounds and experiences. Our teams and colleagues represent the diversity of the communities where we live and work and our employee population is representative of our industry and communities. We work together as a unified team and respect each other as individuals. Our team-based compensation structure reinforces this philosophy. We strive to create a welcoming, open, and inclusive environment, ensuring the best ideas are heard and valued regardless of the position or the individual. We believe these ideals will continue to drive our success.

Segments

We have three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Refer to Notes 1 and 13 in the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K for additional segment information.

Steel Operations Segment

Steel operations consist of our EAF steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills and numerous steel coating and processing lines. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Our steel operations accounted for 65%, 72% and 74% of our consolidated net sales during 2022, 2021 and 2020, respectively. We currently are predominantly a domestic steel company, with exported sales representing 5% of our steel segment net sales during 2022, and 4% during 2021 and 2020.

Our steel operations consist primarily of steelmaking and numerous coating operations. In 2022, we had approximately 9.4 million tons of flat roll steel annual shipping capacity. We have an additional 2.0 million tons of flat roll steel shipping capacity through The Techs and our Heartland Flat Roll Division, as well as distribution of metallic coated and pre-painted products through United Steel Supply (USS). We have annual flat roll galvanizing capability of 4.7 million tons and painting capability of 1.5 million tons. We also have approximately 4.6 million tons of long product steel capacity at our long products divisions.

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

The following chart summarizes our steel operations primary products and the estimated percentage of tons sold by end market:

Steel Operations Products and Tons Sold by End Market

Divisions and Products		Construction - Metal Building	Construction - Light Commercial & Residential	Construction - Heavy	Construction - Appliance & HVAC	Automotive	Heavy Equipment	Other Transportation, Including Rail	Agriculture	Energy	Pipe & Tube	Other Manufacturing
Steel Operations Tons Sold by End Market (based on 2022 tons shipped)		9%	19%	15%	6%	10%	2%	8%	2%	6%	4%	19%
		49%										
Sheet Steel Products:												
Butler, Columbus, and Sinton Flat Roll Divisions		•	•		•	•		•	•	•	•	•
Hot Roll (HR)	HR, and pickled and oiled HR sheet steel											
Cold Roll (CR)	CR sheet steel											
Metallic Coated	HR and CR galvanized, HR galvannealed, CR galvannealed, and Galvalume® sheet steel											
Painted	Pre-painted sheet steel											
The Techs - Processing		•	•	•	•	•			•	•	•	•
Metallic Coated	HR and CR galvanized and Galfan® sheet steel											
Heartland Flat Roll Division - Processing		•	•		•						•	
Hot Roll and Cold Roll	HR pickled and oiled, and CR sheet steel											
Metallic Coated	CR galvanized sheet steel											
United Steel Supply - Distribution		•	•									
Metallic Coated	HR and CR galvanized, and Galvalume® sheet steel											
Painted	Pre-painted sheet steel											
Long Products:												
Structural and Rail Division			•	•			•	•		•		•
Structural Steel Beams	Wide flange, American Standard Beams, H Piling, and manufactured housing beams											
Rail	Standard strength carbon, intermediate alloy hardness, and premium grade											
Structural Shapes	Channels, angles and flat bars											
	Reinforcing bar and smooth rounds: cut-to-length and coiled											
Engineered Bar Products Division				•		•	•	•	•	•	•	•
Special-Bar-Quality Merchant-Bar-Quality	Round-cornered squares Round bars Bar finishing											
Vulcan Threaded Products Processing	Threaded rod Bar finishing Cold drawn and heat treated bar		•	•						•		•
Roanoke Bar Division		•	•	•		•	•	•	•	•		•
Merchant Steel Light Structural Shapes	Channels, angles, and flat bars Rounds Reinforcing Bar											
Steel of West Virginia			•	•			•	•		•		•
Wide Flange Beams Standard Beams Channels Specialty Steel Sections Flats	Fabrication and finishing Cut-to-length Galvanizing and coating Punching

SHEET STEEL PRODUCTS

Our sheet steel products, consisting of hot rolled, cold rolled and coated steel products are currently produced by our Butler, Columbus, and Sinton Flat Roll Divisions, and our numerous downstream coating lines, including The Techs, Heartland Flat Roll Division, and USS (Steel Processing divisions). Our sheet steel operations represented 77%, 73% and 69% of steel operations net sales in 2022, 2021, and 2020, respectively. We produced 8.3 million tons of sheet steel at these facilities in 2022, including Sinton, and 7.6 million tons in 2021 and 2020.

We shipped the following sheet steel products volumes at the following facilities (tons):

	2022	2021	2020
Butler, Columbus, and Sinton	6,771,141	5,868,734	5,889,735
Flat Roll divisions
Steel Processing divisions	1,673,967	1,653,433	1,699,428

The following chart summarizes the types of sheet steel products sold by sales dollars, during the respective years, with cold rolled and coated products representing value-added products:

Customers. Steel processors and service centers typically act as intermediaries between primary sheet steel producers and the many end-user manufacturers that require further processing of hot roll coils. The additional processing performed by the intermediate steel processors and service centers include pickling, galvanizing, cutting to length, slitting to size, leveling, blanking, shape correcting, edge rolling, shearing and stamping. We believe that our intermediate steel processor and service center customers will remain an integral part of our customer base. The Columbus and Sinton Flat Roll divisions allow us to capitalize on the industrial markets in the Southern United States and Mexico, as well as further expand our customer base in painted, line pipe and other pipe products. Galvanized flat rolled products produced by our Butler, Columbus, and Sinton Flat Roll divisions are similar and are sold to a similar customer base. The Techs and Heartland Flat Roll Division specialize in the galvanizing of specific types of flat roll steels in primarily non-automotive applications, servicing a variety of customers in the heating, ventilation and air conditioning (HVAC), construction, agriculture and consumer goods markets. USS adds a complementary distribution channel for metallic coated and pre-painted flat roll steel coils to the roll-former market, serving the roofing and siding industry. This connects us to a rapidly growing industry sector with customers that do not historically purchase steel directly from a steel producer. USS provides continued growth to one of our highest-margin flat roll steel products. Our sheet steel operations also provide a substantial portion (51% in 2022) of the sheet steel utilized in our steel fabrication operations.

The following chart summarizes the types of end customers who purchased our sheet steel products, by sales dollars, during the respective years:

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

We shipped the following long products volumes at each of these facilities (tons):

	2022	2021	2020
Structural and Rail Division	1,865,405	1,933,433	1,663,915
Rail shipments (included above)	299,795	301,847	283,141
Engineered Bar Products Division	894,374	809,808	630,870
Roanoke Bar Division	589,449	595,879	505,387
Steel of West Virginia	363,832	356,353	328,998

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

Steel Operations Segment Competition

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

Metals Recycling Operations Segment

Metals Recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage and scrap management services, strategically located primarily in close proximity to our steel mills and other end-user scrap consumers, throughout the United States, and Central and Northern Mexico. During 2022, we completed the acquisition of ROCA ACERO, S.A. de C.V. (ROCA), following the August 2020 acquisition of Zimmer, S.A. de C.V., both Mexican metals recycling companies, combined to do business as OmniSource Mexico, which is an important part of our raw material procurement strategy for Sinton. Our metals recycling operations accounted for 10%, 12% and 11% of our consolidated net sales during 2022, 2021 and 2020, respectively. Export sales represented 14%, 11% and 10% of metals recycling segment net sales during 2022, 2021 and 2020, respectively.

We shipped the following from our metals recycling operations:

	2022	2021	2020
Ferrous metal total (gross tons)	5,301,774	5,442,478	4,591,881
Shipments to our steel mills	3,475,662	3,574,668	3,184,451
Percent of total to our steel mills	66%	66%	69%

Nonferrous metals (thousands of pounds)	1,053,852	1,093,472	977,882

We sell various grades of processed ferrous scrap primarily to steel mills and foundries. Ferrous scrap metal is the primary raw material for EAFs, including our steel mills. In addition, we sell various grades of nonferrous metals including copper, brass, aluminum, and stainless steel, to smelters, refineries, alloy manufacturers, specialty mills and other consumers.

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

Competition. Scrap is a global commodity influenced by conditions in a number of industrialized and emerging markets throughout Asia, Europe and North America. The markets for scrap metals are highly competitive, both in the purchase of raw or unprocessed scrap, and the sale of processed scrap. With regard to the purchase of unprocessed scrap, we compete with numerous independent recyclers, as well as smaller scrap companies engaged only in collecting obsolete scrap. In many cases, we also purchase unprocessed scrap metal from smaller scrap dealers and other processors. Successful procurement of materials is determined primarily by the price offered by the purchaser for the raw scrap and the proximity of our processing facility to the source of the raw scrap. Both ferrous and nonferrous scrap sell as a commodity in both domestic and international markets, which are affected, sometimes significantly, by relative economic conditions, currency fluctuations, and the availability and cost of transportation. Competition for sales of processed scrap is based primarily on the price, quality, and location of the scrap metals, as well as the level of service provided in terms of reliability and timing of delivery.

We also face potential competition for sales of processed scrap from other producers of steel products, such as EAFs and integrated steel mills, some of which, like us, are also vertically connected in the scrap metals recycling business. In addition, other steel mills may compete with us in attempting to secure scrap supply through direct purchasing from our scrap suppliers. Scrap metal processors also face competition from substitutes for prepared ferrous scrap, such as pig iron, pelletized iron, hot briquetted iron (HBI), direct reduced iron (DRI), and other forms of processed iron.

The industry is highly fragmented with many smaller, regional, national and global companies, which have multiple locations in areas in which our metals recycling operations also operate. No single scrap metals recycler has a significant market share in the domestic market.

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

Steel fabrication operations accounted for 19%, 10%, and 9% of our consolidated net sales during 2022, 2021 and 2020, respectively. We sold 856,000, 789,000, and 666,000 tons of joist and deck products during 2022, 2021, and 2020, respectively.

Products. Our steel fabrication operations produce steel non-residential building components, including steel joists, trusses, girders, and steel deck. Our joist products include bowstring, arched, scissor, double-pitched and single-pitched joists. Our deck products include a full range of steel decking: roof, form, cellular, composite floor, specialty architectural, floor systems, and bridge deck.

Customers and Markets. Our primary steel fabrication operations customers are non-residential steel fabricators, metal building companies, general construction contractors, developers, owners, brokers, governmental entities, and e-commerce data centers and warehouses. Our customers are located throughout the United States, including national accounts. Our steel fabrication operations maintain approximately one-third of the total domestic steel joist and deck market for bookings, of approximately 2.1 million tons, 3.6 million tons. and 2.4 million tons during 2022, 2021 and 2020, respectively.

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

Other Information

Sources, Availability, and Cost of Steel and Other Operations’ Raw Materials

Scrap Metals. The principal raw material of our EAF steel operations is recycled ferrous scrap derived from, among other sources, "home scrap”, generated internally at our steel mills themselves; industrial scrap, generated as a by-product of manufacturing; obsolete scrap recycled from end-of-life automobiles, appliances, and machinery, and demolition scrap, recycled from obsolete structures, containers and machines.

Recycled ferrous scrap typically comprises more than 80% of the metallic melt mix in EAF steelmaking, in contrast to integrated mill steelmaking, where the proportion of scrap has traditionally been approximately 25% to 35%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our steelmaking operations could be increased or reduced in our metallic melt mix.

Many variables can impact ferrous scrap prices, all of which reflect the pushes and pulls of the supply demand equation. These factors include the level of domestic steel production (high quality low-residual scrap is a by-product of manufacturing activity), the level of exports of scrap from the United States, and the amount of obsolete scrap recycled. In addition, historical domestic ferrous scrap prices typically have a strong correlation and spread to global pig iron pricing. Generally, as domestic steel demand increases, so does scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. When scrap prices greatly accelerate, this can challenge one of the principal elements of an EAF based steel mill’s traditional lower cost structure—the cost of its metallic raw material.

Iron Units. In addition to scrap, pig iron, DRI, HBI, and internally sourced liquid pig iron are used in our EAF steel mill production. During 2022, 2021, and 2020 we consumed 12.0 million, 11.0 million, and 10.4 million tons, respectively, of metallic materials in our steelmaking furnaces, of which, iron units other than scrap, represented approximately 13% of the tons in 2022, 2021, and 2020.

Energy Resources

Electricity. Electricity is a significant input required in our EAF steel operations, representing approximately 4% of steel production costs of goods sold in 2022, 2021 and 2020. We have entered into fixed price electricity contracts for the Butler Flat Roll Division, Columbus Flat Roll Division, Roanoke Bar Division and Steel of West Virginia, while our Engineered Bar Products Division has a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Sinton Flat Roll Division purchases electricity at current market prices. Our Structural and Rail Division purchases electricity at current market prices and through fixed price forward contracts.

Research and Development

Our research and development activities have consisted of efforts to expand, develop and improve our steel products and operating processes, such as our Sinton Flat Roll Division, and our efforts to develop and improve alternative ironmaking technologies. Most of these research and development efforts have been conducted in-house by our employees.

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

Since the interpretation and enforcement of environmental laws and regulations that may be enacted from time to time are subject to changing social or political pressures, our environmental capital expenditures and costs for environmental compliance may increase in the future. In addition, due to the possibility of unanticipated regulatory or other developments, the amount and timing of future environmental expenditures may vary substantially from those currently anticipated. The cost of current and future environmental compliance may also place our operations at a competitive disadvantage with respect to foreign producers, which may not be required to undertake equivalent costs in their operations.

Pursuant to the Resource Conservation and Recovery Act (RCRA), which governs the treatment, handling and disposal of solid and hazardous wastes, the United States Environmental Protection Agency (United States EPA) and authorized state or local environmental agencies may conduct inspections to identify alleged violations or areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to pay penalties and/or take corrective action to address any such releases. RCRA also allows citizens in certain situations to bring suits against regulated facilities for potential damages and cleanup. Many of our facilities generate wastes subject to RCRA. Our operations produce various by-products, some of which, for example EAF dust, are often categorized as hazardous waste, requiring special handling for disposal or for the recovery of metallics. We collect by-products in pollution control equipment such as baghouses, and then recycle or appropriately dispose of the by-products. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action, the costs of which could be substantial.

Under the Comprehensive Environmental Response, Compensation and Liability Act, known as CERCLA or Superfund, the United States EPA, state agencies and, in some instances, private parties have the authority to impose joint and several liability for the remediation of contaminated properties upon generators of hazardous substances, current and former site owners and operators, transporters and other potentially responsible parties, regardless of fault or the legality of the original disposal activity. Many states have statutes and regulatory authorities similar to CERCLA that can also apply. We have a number of material handling agreements with various contractors to properly dispose of or recycle our EAF dust and certain other by-products of our operations. However, we cannot assure that, even if there has been no fault by us, we may not still be cited as a hazardous substances generator by reason of an environmental cleanup at one of our facilities or a site to which our by-products were transported.

The Clean Water Act and similar state and local laws apply to aspects of our operations and impose regulatory restrictions related to the discharge of wastewater, storm water and dredged or fill material. The United States EPA, state agencies and, in certain instances, private parties have the ability to bring suit alleging violations and seeking penalties and injunctive relief. The Clean Water Act’s provisions can also require new or expanded water treatment investments to be made and can limit or even prohibit certain current or planned activities at our operations.

The Clean Air Act and analogous state and local laws require many of our facilities to obtain and maintain air permits in order to operate. Air permits can impose new or expanded obligations to limit or prevent current or future emissions and to add costly pollution control equipment. Enforcement for alleged violations can be brought by the United States EPA, state agencies, and in certain instances private parties, and can result in penalties and injunctive relief.

In addition, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Toxic Substances Control Act, Oil Pollution Act, Safe Drinking Water Act and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to aspects of our facilities’ operations. Our current and planned operations in Mexico are similarly subject to federal, state and local environmental requirements applicable to those operations. In some instances, we may also be subject to other foreign governments’ regulations and international treaties and laws. Many of these laws allow both the governments and citizens in certain situations to bring suits against regulated facilities for alleged environmental violations. Finally, our operations could in certain situations be subject to toxic tort suits brought by citizens or other third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury, property damage, or other harms.

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

ITEM 1A.          RISK FACTORS

Many factors may have an effect on our business, results of operations, financial condition and cash flows. We are subject to various risks resulting from changing economic, environmental, regulatory, political, industry, business and financial conditions. The factors described below are some of the risks that could materially negatively impact us.

Global and National Risks Related to our Business

Our industry, as well as the industries of many of our customers and suppliers upon whom we are dependent, is affected by domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a recession.

Our financial results are substantially dependent not only upon overall economic conditions in the United States and globally, including North America, Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. Global or domestic actions or conditions, including political actions, trade policies or restrictions, such as the United States-Mexico-Canada Agreement (USMCA), proposed or actual changes in tax laws, such as those introduced, proposed or actual regulation, such as those related to the environment, increasing interest rates, terrorism, acts of war or hostility, natural disasters, or pandemics, epidemics, widespread illness or other health issues, such as COVID-19 or its variants, could result in changing economic conditions in the United States and globally, disruptions to or slowdowns in our business, our supply chain, or our global or domestic industry, or those of our customers or suppliers upon whom we are dependent. Additionally, periods of slower than anticipated economic growth could reduce customer confidence and adversely affect demand for our products and further adversely affect our business, results of operations, financial condition and cash flows. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn or continued uncertainty, including the pace of domestic non-residential construction activity.

Our business is also dependent upon certain industries, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets, and these industries are also cyclical in nature and have recently experienced supply chain disruptions. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, interest rates, supply chain disruptions, raw material and energy costs, consumer demand, the rate of inflation and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of volatility in our industry or in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. A downturn in our industry or the industries we serve may adversely affect our business, results of operations, financial condition and cash flows.

A prospective decline in consumer and business confidence and spending, which is often coupled with reductions in the availability of credit or increased cost of credit and interest rates, as well as volatility in the capital and credit markets, may adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our customers and suppliers, which during times of increased interest rates can be intensified. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is increased, the resulting inability of our customers or of their customers to either access credit or absorb the increased cost of that credit may adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. A disruption of the credit markets could also result in financial instability of some of our customers and suppliers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our business, results of operations, financial condition and cash flows.

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

United States steel producers compete with many foreign producers, including those in China, Vietnam and other Asian and European countries. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, at times due to imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. Additionally, low iron ore prices, resulting in disruption of the scrap price correlation to iron ore, leads to reduced global costs to produce steel, further depressing steel import prices. A higher volume of steel imports into the United States tends to occur at depressed prices when foreign steelmaking countries experience periods of economic difficulty, decreased demand for steel products or excess capacity. The global steelmaking overcapacity is exacerbated by Chinese steel production capacity that far exceeds that country’s demand and has made China a major global exporter of steel, resulting in weakened global steel pricing than otherwise would be expected. While measures to curb unfair trade such as tariffs, duties or quotas, and the renegotiation of trade agreements with other countries, including the USMCA, have decreased the volume of steel and steel products imports, domestic steel and steel products prices remain negatively impacted by excessive imports of steel and steel products. Should current tariffs, duties or quotas expire or be relaxed, repealed or circumvented by importers of steel and steel products, or should trade agreements be renegotiated, downward pressure may be exerted on United States steel and steel products prices, which may adversely affect our business, results of operations, financial condition and cash flows.

Pandemics, epidemics, widespread illness or other health issues, such as COVID-19 or its variants, may adversely affect our business, results of operations, financial condition, cash flows, liquidity, and stock price.

Pandemics, epidemics, widespread illness or other health issues, such as a resurgence of COVID-19 or its variants, may adversely affect our business, results of operations, financial condition, cash flows, liquidity and stock price. Government actions globally, including United States federal and state governmental actions, related to COVID-19 and its variants have impacted and may further impact demand for our products, our supply chain, and our employees. The response to COVID-19 has adversely affected and may continue to adversely affect us and the economy generally, as a result of, among other things, labor shortages, supply chain disruptions, inflation and rising interest rates.

Additionally, while our operations have not been curtailed, virus variants that are more contagious or more severe could reduce demand for our products and thus, reduce the productivity of our operations and adversely affect our business, results of operations, financial condition and cash flows. We or certain of our customers and suppliers have and may continue to experience supply chain disruptions, which may adversely affect our operations. Reduced demand for our products or raw material supply availability due to shutdowns or slowdowns in businesses may further adversely affect our volumes and margins, results of operations, financial condition and cash flows.

Industry Risks Related to our Business

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the steel industry and some of the industries we serve.

The steel manufacturing business is cyclical in nature, and the selling price of the steel we make may fluctuate significantly due to many factors beyond our control. Furthermore, a number of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction and manufacturing industries. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel products is directly affected by demand for our products in other cyclical industries, such as construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Economic difficulties, stagnant or slow global economies, supply/demand imbalances, supply chain disruptions, periods of heightened inflation or increased interest rates, and currency fluctuations in the United States or globally may decrease the demand for our products or increase the amount of imports of steel into the United States, which may decrease our sales, margins and profitability.

Volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes, and supplies, and our potential inability to pass higher costs on to our customers, may constrain operating levels and reduce profit margins.

Steel producers require large amounts of raw materials, including ferrous scrap metal and scrap substitute products such as pig iron, pelletized iron and other supplies such as zinc, graphite electrodes and ferroalloys. The principal raw material of our EAF steel operations is recycled ferrous scrap derived from, among other sources, “home scrap”, generated internally at steel mills themselves, industrial scrap, generated as a by-product of manufacturing, obsolete scrap, recycled from end-of-life automobiles, appliances, and machinery, and demolition scrap, recycled from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by United States and foreign steel producers of which there has been recent capacity additions and expected further additions, freight costs and speculation. The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and the prices for scrap have varied significantly in the past, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel. Moreover, some of our integrated steel producer competitors are not as dependent as we are on ferrous scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over EAF mills. However, given environmental considerations of investors, customers and regulators, additional EAF mills may be constructed, leading to increased demand in ferrous scrap possibly resulting in higher scrap prices. While our vertical integration into the metals recycling business and our liquid pig-iron operations are expected to enable us to continue being a cost-effective supplier to our own steelmaking operations, for some of our metallics requirements, we still rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

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

Additionally, our inability to pass on all or any substantial part of any cost increases, whether due to positive environmental attributes, inflation, supply and demand imbalances, or otherwise, or to provide for our customers’ needs because of the potential unavailability of raw materials, supplies or required environmental attributes, may result in production slowdowns or curtailments or may otherwise adversely affect our business, financial condition, results of operations and cash flows.

The cost and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions.

We consume large amounts of energy to melt scrap, reheat semi-finished products for rolling into finished products and perform other steps necessary to our production process. We rely on third parties for the supply of energy resources we require in our production activities. The prices for and availability of electricity, natural gas, oil and other energy resources, including renewable or other clean energy sources, are subject to regulation and volatile market conditions, often affected by weather conditions as well as political, environmental and economic factors beyond our control. As large consumers of electricity and natural gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption, including power outages, power unavailability or inability to obtain power with sufficient desired environmental attributes. Prolonged blackouts or curtailments or disruptions caused by natural disasters or by political or environmental considerations would substantially disrupt our production. Since a significant portion of our finished products are delivered by truck, unforeseen fluctuations in the price of fuel would also adversely affect our costs or the costs of many of our customers.

Increased environmental, GHG emissions and sustainability considerations from our customers or related regulations could affect demand for our products and add significant costs.

Customers, investors and regulators have increased their focus on the environment, GHG emissions and sustainability. We are committed to the environment and sustainability. In 2021, we announced that we are taking further action to reduce our environmental footprint through our 2025, 2030, and 2050 goals for GHG emission reduction and increased renewable energy usage. We believe that achievement of these goals will comport with expectations of our customers and investors, but certain customers and investors may have differing requirements. To achieve these goals, our operational costs may increase and we have had and will continue to have additional capital expenditures, some of which we may not be able to pass along to our customers. Any failure to timely meet these goals, or other requirements of customers or investors, may have an adverse effect on our business, results of operations and stock price.

Additionally, governmental agencies, regulators, investors or other groups may introduce, request or require environmental monitoring, disclosures or regulations in response to the potential impacts of climate change. International treaties or agreements may also result in increasing regulation of GHG emissions, including the introduction of carbon emissions limitations or trading mechanisms. Any such regulation or disclosure requirement could impose significant costs on our operations and on the operations of our customers and suppliers, including increased energy, capital equipment, emissions controls, environmental monitoring and reporting and other costs in order to comply with current or future laws, regulations or demands concerning the environment, climate change, GHG emissions and sustainability. Any adopted future regulations could negatively impact our ability, and that of our customers and suppliers, to compete with companies situated in areas not subject to or not complying with such limitations, or could affect our environmental disclosures for any allowances, offsets or credits. We may see an increase in costs relating to our assets that emit GHGs as a result of these initiatives, which may impact our operations directly or through our customers and suppliers. Until the timing, scope and extent of any future regulation becomes known, we cannot predict the effect on our financial condition, operating performance and ability to compete.

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

Compliance with environmental laws and regulations, which affect our EAF steelmaking, metals recycling, liquid pig-iron, and copper and aluminum production operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license may result in substantial fines and penalties, capital expenditures, operational changes, suspension of operations and/or the closure of a subject facility. Similarly, delays, increased costs and/or the imposition of onerous conditions to the securing or renewal of permits may adversely affect these operations.

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

In addition, the feed materials for the shredders operated by our metals recycling operations include automobile bodies. A portion of the feed materials consist of currently unrecyclable material known as shredder residue. If laws or regulations or the interpretation of the laws or regulations change with regard to EAF dust or shredder residue or other by-products created by our operations, we may incur significant additional expenditures.

Federal and state environmental laws enable federal and state agencies and certain private parties to recover from owners, operators, generators and transporters the cost of investigation and cleanup of sites at which wastes or hazardous substances were disposed and/or migrated. In connection with these laws, we may be required to clean up contamination discovered at our sites including contamination that may have been caused by former owners or operators of the sites, to conduct additional cleanup at sites that have already had some cleanup performed, to address emerging and newly-regulated contaminants such as per- and polyfluoroalkyl substances (PFAS) and 1,4-dioxane, and/or to perform cleanup with regard to sites formerly used in connection with our operations.

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

Because cleanup liability can in some cases be imposed retroactively on activities that occurred many years ago, and because federal and state agencies are still discovering sites that pose a threat to public health or the environment, we can provide no assurance that we will not become liable for significant costs associated with investigation and remediation of cleanup sites.

Operational and Commercial Risks Related to our Business

We may face significant price and other forms of competition from other steel and aluminum producers, scrap processors and alternative materials, which may adversely affect our business, financial condition, results of operations and cash flows.

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

Additionally, during 2022 we announced our planned project to construct and operate a recycled aluminum flat roll mill with an anticipated annual production capacity of 650,000 tonnes of finished products to be located in Columbus, Mississippi, with two supporting satellite recycling aluminum slab centers.  Although we anticipate being able to effectively compete in the aluminum industry, along with the other risks described herein, we may face unexpected and enhanced competition, which may adversely affect the expected contributions of our aluminum operations and our resulting business, financial condition, results of operations and cash flows.

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

Although we believe we have adopted procedures, training programs, and controls to adequately protect our sensitive data, networks and information and operating technology and systems, there can be no assurance that a system or network failure, or cybersecurity breach or attack, will be prevented, whether due to attacks by cyber criminals or due to employee, contractor or other error or malfeasance. This could lead to system interruption, production delays or downtimes and operational disruptions, and the disclosure, modification or destruction of sensitive data, which may adversely affect our reputation, customer and supplier relationships, financial results and results of operations, and could result in litigation or regulatory investigations, actions, fines or penalties, as well as increased cybersecurity monitoring and protection costs, including the cost or availability of insurance. Additionally, as cybersecurity threats continue to evolve and become more sophisticated, we may need to invest additional time, resources and finances to protect the security of our sensitive data, systems and information networks. We maintain an information security risk insurance policy to mitigate the impact of cybersecurity threats. We did not experience any material information security breaches or third-party information security breaches during 2022, 2021, or 2020 and we did not incur any net expenses from information security breach penalties and settlements during 2022, 2021, or 2020.

We may face risks associated with the implementation of our growth strategy.

Our growth strategy subjects us to various risks. As part of our growth strategy, we may expand existing facilities, enter into new business lines, products or process initiatives, acquire or build additional plants, acquire other businesses and assets, enter into joint ventures, or form strategic alliances that we believe will complement our existing business. These expansions and transactions, including our announced planned recycled aluminum flat roll mill with an anticipated annual production capacity of 650,000 tonnes of finished products to be located in Columbus, Mississippi, may involve some or all of the following risks:

● the risk of entering business lines or product, domestic, or foreign markets, in which we have little experience, including the aluminum industry;

● the risk of a newly constructed facility being completed over budget or not on time, including due to equipment delays or labor shortages;

● the risk of not being able to adequately obtain sufficient labor to efficiently build or staff a new facility;

● the risk of expected markets, products, customers and demand for products produced by a new facility being lower than expected;

● the risk of new product development, technology development or customer acquisition and penetration being more costly or difficult than expected;

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

As our Sinton Flat Roll Division ramps up, we have faced and could continue to face start-up inefficiencies.  Delays in achieving full operational capacity may adversely affect our prospects, business, financial condition, results of operations and cash flows.

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

Interruptions in our production capabilities may adversely affect our production costs, products available for sale and earnings during the affected period. In addition to equipment failures, our facilities are subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of steelmaking equipment, such as our EAFs, continuous casters and rolling equipment, some of which are controlled by our information technology systems, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or other events, including equipment failure, power surges, cybersecurity breaches or attacks or system failures. Further, we have experienced and may continue to experience start-up inefficiencies at our Sinton Flat Roll Division. We have experienced and in the future may experience plant shutdowns or periods of reduced production as a result of equipment failures or other events. Supply chain disruptions and labor shortages have and may continue to exacerbate the effects of equipment failures.  These disruptions may adversely affect our business, financial condition, results of operations and cash flows.

Governmental agencies may refuse to grant or renew some of our licenses and permits required to operate our businesses.

Some of our operations must receive licenses and air, water and other permits and approvals from federal, state and local governments to conduct certain of our operations or to build, expand or acquire new facilities. Governmental agencies, non-governmental organizations, and members of the public sometimes resist the establishment of certain types of facilities in their communities. There can be no assurance that future approvals, licenses and permits will be granted or that we will be able to maintain and renew the approvals, licenses and permits we currently hold. Failure to do so may adversely affect our business, financial condition, results of operations and cash flows.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The following table describes our significant properties as of December 31, 2022. These properties are owned by us, and not subject to any significant encumbrances, or are leased by us. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. For additional information regarding our significant facilities please refer to Item 1. Business.

			Site	Site
			Acreage	Acreage
Operations	Location	Description	Owned	Leased
Steel Operations Segment *
Butler Flat Roll Division:
Butler Operations	Butler, IN	Flat Roll Steel Mill and Coating Facility	993	—
Jeffersonville Operations	Jeffersonville, IN	Flat Roll Steel Coating Facility	27	10
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
Columbus Flat Roll Division	Columbus, MS	Flat Roll Steel Mill and Coating Facility	1,387	—
Sinton Flat Roll Division	Sinton, TX	Flat Roll Steel Mill and Coating Facility	2,487	—
The Techs	Pittsburgh, PA	Flat Roll Steel Coating Facilities	16	2
Heartland Flat Roll Division	Terre Haute, IN	Flat Roll Steel Cold-Rolling and Coating Facility	246	—
United Steel Supply	IN, MS, OR, and TX	Distributor of Painted Galvalume® Flat Roll Steel	40	3
Structural and Rail Division	Columbia City, IN	Structural and Rail Steel Mill	814	—
Engineered Bar Products Division	Pittsboro, IN	Engineered Bar Steel Mill and Finishing Facility	312	—
Vulcan Threaded Products	Pelham, AL	Bar Steel Processing Facility	31	—
Roanoke Bar Division	Roanoke, VA	Merchant Bar Steel Mill	302	—
Steel of West Virginia	WV, KY, and TN	Specialty Shapes Steel Mill and Finishing	139	6
		and Coating Facilities

Metals Recycling Operations Segment
OmniSource:
Alabama	Birmingham, AL	Ferrous Scrap Processing	59	—
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	456	26
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	186	—
Mississippi	Multiple Cities	Ferrous and Nonferrous Scrap Processing	54	13
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	346	—
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	212	21
Oklahoma	Sand Springs, OK	Ferrous Scrap Processing	—	10
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	65	—
Texas	Multiple Cities	Ferrous and Nonferrous Scrap Processing	75	—
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	121	—
Mexico	Multiple Cities	Ferrous and Nonferrous Scrap Processing	—	70

Steel Fabrication Operations Segment
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Joist and Deck Fabrication Facility	156	—
Joist Operations	Fallon, NV	Steel Joist Fabrication Facility	53	—
Joist and Deck Operations	Hope, AR	Steel Joist and Deck Fabrication Facility	245	7
Joist Operations	Juarez, MX	Steel Joist Fabrication Facility	17	—
Joist and Deck Operations	Lake City, FL	Steel Joist and Deck Fabrication Facility	75	—
Deck Operations	Memphis, TN	Deck Fabrication Facility	19	—
Joist and Deck Operations	Salem, VA	Steel Joist and Deck Fabrication Facility	113	—

The company’s corporate headquarters is in Fort Wayne, Indiana on 20 owned acres. Our copper rod and wire facility, a controlled subsidiary, is in New Haven, Indiana on 35 owned acres.

*Our 2022 steel mill production utilization was 92% of our estimated annual steelmaking capability, exclusive of Sinton which started up steel operations in 2022.

ITEM 3.          LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of December 31, 2022.

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

As of February 21, 2023, we had 171,577,705 shares of common stock outstanding and held beneficially by approximately 23,700 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,320) is not representative of the number of beneficial holders.

Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)

Quarter ended December 31, 2022

October 1-31	1,493,698	$83.68	1,493,698	$120,501
November 1-30	1,419,306	99.35	1,419,306	1,479,496
December 1 - 31	1,402,142	104.85	1,402,142	1,332,506
	4,315,146		4,315,146

(1)	In February 2022, our board of directors authorized a share repurchase program of up to $1.25 billion of our common stock. This program was exhausted in November 2022. In November 2022, our board of directors authorized an additional share repurchase program of up to $1.5 billion of our common stock.

Total Return Graph

On December 22, 2022, Steel Dynamics, Inc. was added to the S&P 500. As such, we have added the S&P 500 index to the comparison of 5 year cumulative total returns in the graph below.

ITEM 6.         [RESERVED]

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in steel, aluminum, and recycled metals market places, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate", "intend", "believe", "estimate", "plan", "seek", "project", or "expect", or by the words "may", "will", or "should", are intended to be made as "forward-looking", subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) domestic and global economic factors; (2) global steelmaking overcapacity and imports of steel, together with increased scrap prices; (3) pandemics, epidemics, widespread illness or other health issues, such as COVID-19 or its variants; (4) the cyclical nature of the steel industry and the industries we serve; (5) volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes and supplies, and our potential inability to pass higher costs on to our customers; (6) cost and availability of electricity, natural gas, oil, or other energy resources are subject to volatile market conditions; (7) increased environmental, greenhouse gas emissions and sustainability considerations or regulations; (8) compliance with and changes in environmental and remediation requirements; (9) significant price and other forms of competition from other steel and aluminum producers, scrap processors and alternative materials; (10) availability of an adequate source of supply of scrap for our metals recycling operations; (11) cybersecurity threats and risks to the security of our sensitive data and information technology; (12) the implementation of our growth strategy; (13) litigation and legal compliance; (14) unexpected equipment downtime or shutdowns; (15) governmental agencies may refuse to grant or renew some of our licenses and permits; (16) our senior unsecured credit facility contains, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and (17) the impacts of impairment charges.

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

Interest Expense, net of Capitalized Interest. Interest expense consists of interest associated with our senior credit facilities and other debt, net of interest costs that are required to be capitalized during the construction period of certain capital investment projects

Other (Income) Expense, net. Other income consists of interest income earned on our temporary cash deposits and short-term investments; any other non-operating income activity, including income from investments in unconsolidated affiliates accounted for under the equity method. Other expense consists of any non-operating costs, such as certain acquisition and financing expenses.

2022 Overview

During 2022, domestic steel demand continued to be strong throughout the year, supported most significantly by the construction, automotive, industrial, and energy sectors. Customer steel inventories remained below historical averages for most of the year, allowing for steady order patterns. This strong market environment allowed annual average steel selling prices to remain at historically high levels, with steady steel operations segment metal spreads compared to 2021, partially offset by additional costs of $439 million during start-up at Sinton. Our metals recycling operations experienced a challenging pricing environment in 2022, with ferrous scrap prices generally falling throughout the year. Metal spread compression, coupled with lower volumes, resulted in significantly lower operating income. Our steel fabrication operations segment achieved significantly higher record operating income and record shipments during 2022, on continued strong non-residential construction demand, record average selling prices and stable average steel product pricing. The symbiotic relationship among our three operating segments resulted in record companywide financial and operational performance during 2022.

We achieved record 2022 operational and financial results.

●	Record net sales of $22.3 billion
●	Record operating income of $5.1 billion and net income of $3.9 billion
●	Record cash flow from operations of $4.5 billion
●	Record steel and steel fabrication shipments of 12.2 million and 856,000 tons, respectively
●	Record steel fabrication operating income of $2.4 billion
●	Share repurchases of $1.8 billion of our common stock, representing 12% of our outstanding shares

Consolidated operating income for 2022 increased $790.7 million, or 18%, to $5.1 billion, compared to $4.3 billion in 2021. Net income attributable to Steel Dynamics, Inc. for 2022 increased $648.6 million, or 20%, to $3.9 billion, compared to 2021. Diluted earnings per share attributable to Steel Dynamics, Inc. was $20.92 for 2022, compared to $15.56 for 2021.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021, for additional information regarding results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020, and segment operating results for 2021 as compared to 2020.

Segment Operating Results (dollars in thousands)

	Years Ended December 31,
	2022	% Change	2021

Net sales
Steel Operations	$15,100,917	8%	$14,023,133
Metals Recycling Operations	4,395,636	(4)%	4,590,121
Steel Fabrication Operations	4,257,207	141%	1,764,710
Other	1,288,984	2%	1,266,971
	25,042,744		21,644,935
Intra-company	(2,781,970)		(3,236,085)
	$22,260,774	21%	$18,408,850

Operating income (loss)
Steel Operations	$3,095,348	(29)%	$4,360,488
Metals Recycling Operations	117,266	(36)%	181,986
Steel Fabrication Operations	2,424,655	564%	365,250
Other	(599,828)	(9)%	(551,725)
	5,037,441		4,355,999
Intra-company	54,381		(54,894)
	$5,091,822	18%	$4,301,105

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, numerous value-added downstream steel coating and processing operations, and distribution operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 65% and 72% of our consolidated net sales during 2022 and 2021, respectively. See Item 1. Business for further information on Steel Operations segment operations.

Steel Operations Shipments (tons):

	Years Ended December 31,
	2022	% Change	2021
Total shipments	12,158,168	8%	11,217,640
Intra-segment shipments	(1,353,824)		(1,106,525)
Steel Operations Segment shipments	10,804,344	7%	10,111,115

External shipments	10,410,469	9%	9,559,617

Segment Results 2022 vs. 2021

During 2022, domestic steel demand remained strong from the construction, automotive, industrial, and energy sectors, resulting in record shipments of 10.8 million tons in 2022, including 828,000 tons from Sinton. Average product pricing for our steel operations, though higher year over year compared to 2021, experienced steady declines throughout 2022 for sheet steel products, which had risen to record levels at the end of 2021. Conversely, long products realized higher selling prices through the majority of 2022. Steel operations segment shipments increased 7% in 2022 compared to 2021, as Sinton started up production throughout the year, with average selling prices remaining steady. Net sales for the steel operations segment were 8% higher in 2022 when compared to 2021, due to stable average steel selling prices and record volumes.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost consumed in our steel mills increased $28 per net ton, or 6%, in 2022 compared to 2021.

As a result of scrap costs increasing more than average selling prices, specifically for sheet steel products, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased slightly in 2022 compared to 2021. Due to metal spread compression and additional costs during start-up at Sinton, operating income for the steel operations decreased 29%, to $3.1 billion, in 2022 compared to 2021.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. In October 2022, we completed our acquisition of ROCA ACERO, S.A. de C.V. (ROCA), whose post-acquisition operations are included in 2022 results. Our steel mills utilize a large portion (approximately 66% in 2022 and 2021) of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Metals recycling operations accounted for 10% and 12% of our consolidated net sales during 2022 and 2021, respectively.

Metals Recycling Operations Shipments:

	Years Ended December 31,
	2022	% Change	2021
Ferrous metal (gross tons)
Total	5,301,774	(3)%	5,442,478
Inter-company	(3,475,662)	3%	(3,574,668)
External shipments	1,826,112	(2)%	1,867,810

Nonferrous metal (thousands of pounds)
Total	1,053,852	(4)%	1,093,472
Inter-company	(138,407)	(2)%	(135,914)
External shipments	915,445	(4)%	957,558

Segment Results 2022 vs. 2021

Our metals recycling operations faced a challenging price environment during 2022. Domestic steel mill utilization rates decreased to approximately 78% in 2022 from 81% in the prior year, impacting demand for ferrous scrap. Net sales for our metals recycling operations decreased 4% in 2022 as compared to 2021, driven by lower shipments and average selling values. Ferrous scrap average selling prices decreased 4% during 2022 compared to 2021, falling nine out of twelve months during the year, while nonferrous average selling prices increased 3%. Ferrous metal spread (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 2%, while nonferrous metal spread also decreased 2% in 2022 compared to 2021. Metals recycling operations operating income in 2022 of $117.3 million decreased $64.7 million, or 36%, from the record in 2021, due to decreased ferrous and nonferrous shipments and metal spread.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, girders, trusses, and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 19% and 10% of our consolidated net sales during 2022 and 2021, respectively.

Segment Results 2022 vs. 2021

Our steel fabrication operations benefited in 2022 from a steady non-residential construction market, as order activity remained strong throughout the year, resulting in record shipments and significantly higher selling prices. Our order backlog for steel fabrication extends through the first half of 2023. Record net sales for the segment of $4.3 billion increased 141% during 2022, compared to 2021, as shipments increased 8%, and average selling prices increased 123%, or $2,740 per ton.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing, increasing to approximately three-fourths during 2022 and 2021 consistent with the historically higher steel costs. The average cost of steel consumed increased 24% in 2022, as compared to 2021. Selling prices per ton increased more than steel input costs per ton, resulting in metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increasing 258% in 2022 compared to 2021. This expanded metal spread, coupled with record shipments, resulted in record operating income of $2.4 billion in 2022 compared to $365.3 million in 2021.

Other Operations

Consolidated Results 2022 vs. 2021

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $98.4 million, or 15%, to $545.6 million during 2022 compared to 2021, representing 2.5% and 3.5% of net sales, respectively. This decrease is due primarily to a $27.7 million decrease in equity-based compensation expense, as well as decreased costs of $64.5 million related to Sinton that were included in selling, general and administrative expenses prior to the completion of the mill’s construction and start-up in early 2022.

Companywide profit sharing expense was $452.6 million in 2022 (including $22.5 million of additional companywide special compensation awarded to all non-executive eligible team members in recognition of the company’s exceptional annual performance), an increase of $64.4 million from the $388.1 million earned during 2021, consistent with increased pretax income. Refer to Note 11. Retirement Plans to the consolidated financial statements elsewhere in this report for further information.

Interest Expense, net of Capitalized Interest. During 2022, interest expense of $91.5 million increased 60% from $57.2 million during 2021. The higher interest expense in 2022 compared to 2021 was due to higher capitalized interest in 2021 ($50.5 million, compared to $15.8 million in 2022) related to the construction of Sinton.

Other (Income) Expense, net.  Net other income was $20.8 million in 2022, compared to net other expense of $34.8 million in 2021. The net other income in 2022 compared to net other expense in 2021 was due primarily to an increase in interest income of $28.0 million associated with our increased invested cash and short-term investment balances, as well as an increase in net earnings from equity investments of $18.6 million.

Income Tax Expense. During 2022, income tax expense of $1.1 billion, at an effective income tax rate of 22.7%, increased 19% from the $962.3 million of income tax expense, at an effective income tax rate of 22.9%, during 2021, consistent with increased pretax earnings. Refer to Note 4. Income Taxes to the consolidated financial statements elsewhere in this report for additional information.

Included in the balance of unrecognized tax benefits at December 31, 2022, are potential benefits of $25.1 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2022, we recognized expense from the increase of interest expense and penalties of $480,000, net of tax. In addition to the unrecognized tax benefits noted above, we had $1.2 million accrued for the payment of interest and penalties at December 31, 2022.

We file income tax returns in the United States federal jurisdiction as well as income tax returns in various state jurisdictions. The tax years 2019 through 2021 remain open to examination by the Internal Revenue Service and various state and local jurisdictions. At this time, we do not believe there will be any significant examination adjustments that would result in a material change to our financial position, results of operations or cash flows. It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months in an amount ranging from zero to $3.3 million, as a result of the expiration of the statute of limitations and other federal and state income tax audits.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at December 31, 2022, is as follows (in thousands):

Cash and equivalents	$1,628,417
Short-term investments	628,215
Unsecured revolver availability	1,190,899
Total liquidity	$3,447,531

Our total outstanding debt of $3.1 billion at December 31, 2022 is consistent with December 31, 2021. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 27.7% and 32.9% at December 31, 2022, and 2021, respectively, decreasing due to the growth in stockholders’ equity from undistributed 2022 earnings.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At December 31, 2022, we had $1.2 billion of availability on the Revolver, $9.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At December 31, 2022, our interest coverage ratio and debt to capitalization ratio were 54.42:1.00 and 0.27:1.00, respectively. We were, therefore, in compliance with these covenants at December 31, 2022, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $4.5 billion in 2022 compared to $2.2 billion in 2021. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) decreased $112.5 million, or 3%, to $3.2 billion at December 31, 2022, due primarily to decreased inventory values, consistent with decreased steel and scrap selling prices as steel fabrication customer accounts increased with higher selling prices in the fourth quarter of 2022 compared to the same period in 2021.

Capital Investments. During 2022, we invested $908.9 million in property, plant and equipment, primarily within our steel operations segment, compared with $1.0 billion invested during 2021. Spending at Sinton decreased in 2022 versus 2021 as we completed the construction phase in early 2022. We enter 2023 with ample liquidity of $3.4 billion and anticipated operating cash flow generation to provide for our planned 2023 capital requirements, including the four new flat roll coating lines at Sinton and Heartland. We announced in July our plans to invest $2.5 billion in a new state-of-the-art low-carbon aluminum flat roll mill with two supporting satellite recycled aluminum slab centers, which is planned to be funded by available cash and cash flow from operations. Expenditures began in the third quarter of 2022 and are expected to continue through 2025.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 31% to $0.34 per share in the first quarter of 2022 (from $0.26 per share in 2021), resulting in declared cash dividends of $245.3 million during 2022, compared to $210.9 million during 2021. We paid cash dividends of $237.2 million and $213.0 million during 2022 and 2021, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2022 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $1.8 billion and $1.1 billion of share repurchases during 2022 and 2021, respectively. As of December 31, 2022, we had $1.3 billion remaining available to purchase under the November 2022 share repurchase program. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

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

Long-term debt and estimated interest. Refer to Note 3. Long-Term Debt to the consolidated financial statements elsewhere in this report for our long-term debt maturities. Estimated interest payments on our senior unsecured notes were determined based on their outstanding balances through maturity at their contractual interest rates, as detailed in Note 3. Estimated interest payments also include a 0.175% commitment fee on our available Revolver, and an average interest rate of 5.5% on our other debt of $63.7 million. Our estimated interest payments are $102.2 million, $98.3 million, $80.3 million, $75.0 million, $54.6 million, for the years 2023 through 2027, respectively, and $393.2 million thereafter.

Purchase obligations. We have commitments for the purchase of commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Refer to Note 9. Commitments and Contingencies to the consolidated financial statements elsewhere in this report for this information.

Construction commitments. We have firm contracts with various vendors for the completion of certain construction projects at our various divisions at December 31, 2022. Refer to Note 9. Commitments and Contingencies to the consolidated financial statements elsewhere in this report for this information.

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

Other Matters

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. During 2022, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $47.7 million and capital expenditures related to environmental compliance of approximately $9.8 million. Of the costs incurred during 2022 for monitoring and compliance, approximately 70% were related to the normal transportation of certain types of waste produced in our steelmaking processes and other facilities, in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $398,000 at all of our facilities during 2022. We have an accrual of $6.2 million recorded for environmental remediation related to our metals recycling operations, and $2.6 million related to our idled Minnesota ironmaking operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations or liquidity. However, environmental laws and regulations evolve and change, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of United States government or various governmental agencies introducing regulatory changes in response to the potential of climate change.

Critical Accounting Estimates

Management’s Discussion and Analysis of Our Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. We review the accounting estimates we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. We evaluate the appropriateness of these estimations and judgments on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill.

Our goodwill, relating to various business combinations, consisted of the following at December 31 (in thousands):

	2022	2021

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	228,009	179,777
Steel Fabrication Operations Segment	1,925	1,925
	$502,067	$453,835

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

Goodwill acquired in past transactions are naturally more susceptible to impairment, primarily due to the fact that they are recorded at fair value based on operating plans and economic conditions at the time of acquisition. Consequently, if operating results and/or economic conditions deteriorate after an acquisition, it could result in the impairment of the acquired asset. A deterioration of economic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment in spite of realizing actual cash flows that are approximately equal to or greater than our previously forecasted amounts. Accordingly, discount rate scenario analysis is performed to evaluate the impact on estimated reporting unit fair values.

Our fourth quarter 2022, 2021, and 2020 annual goodwill impairment analyses did not result in any impairment charges. Management does not believe that it is reasonably likely that our reporting units will fail the goodwill impairment test in the near term, as the determined fair value of the reporting units with goodwill exceeded their carrying value by more than an insignificant amount. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In the normal course of business, we are exposed to interest rate changes. Our objectives in managing fluctuations in interest rates are to limit the impact of these rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we may use interest rate swaps to manage net exposure to interest rate changes related to our portfolio of borrowings; however, we have not done so during 2022, 2021, or 2020.

The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt, as of December 31, 2022 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
		Average		Average
	Principal	Rate	Principal	Rate
Expected maturity date:
2023	$2,254	4.1%	$55,080	5.6%
2024	401,800	2.8	-
2025	401,608	2.4	-
2026	401,481	5.0	-
2027	351,142	1.7	-
Thereafter	1,500,361	3.3	-
Total debt outstanding	$3,058,646	3.2%	$55,080	5.6%
Fair value	$2,677,777		$55,080

Commodity Risk

In the normal course of business, we are exposed to the market risk and price fluctuations related to the sale of our products and to the purchase of raw materials used in our operations, such as metallic raw materials, electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Our risk strategy associated with product sales has generally been to obtain competitive prices for our products and to allow operating results to reflect market price movements dictated by supply and demand.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2022, we had a cumulative unrealized loss associated with these financial contracts of $3.1 million, substantially all of which have settlement dates in 2023. We believe the customer contracts associated with the financial contracts will be fully consummated. Refer to Note 7. Derivative Financial Instruments to the consolidated financial statements elsewhere in this report for additional information.

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

We acquired ROCA ACERO, S.A. de C.V. “ROCA” on October 1, 2022. In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, we have elected to exclude ROCA from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. ROCA constituted approximately 1% of the company’s total and net assets as of December 31, 2022, and 0.3% of the company’s net sales for the year then ended.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022, the end of the period covered by this report.

/s/ Mark D. Millett	/s/ Theresa E. Wagler
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Steel Dynamics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steel Dynamics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ROCA ACERO, S.A. de C.V., which is included in the 2022 consolidated financial statements of the Company and constituted 1% of total and net assets, respectively, as of December 31, 2022 and 0.3% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ROCA ACERO, S.A. de C.V.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Steel Dynamics, Inc. as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.

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

February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Steel Dynamics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

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

Valuation of Goodwill
Description of the Matter

At December 31, 2022, the Company’s goodwill was approximately $502 million. As discussed in Note 1 of the consolidated financial statements, the Company performs an impairment test for goodwill at least annually or when indicators of impairment exist.

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

Indianapolis, Indiana

February 28, 2023

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
Assets	2022	2021

Current assets
Cash and equivalents	$1,628,417	$1,243,868
Short-term investments	628,215	-
Accounts receivable, net of allowances for credit losses of $5,678 and $6,161
as of December 31, 2022, and December 31, 2021, respectively	1,976,282	1,911,385
Accounts receivable-related parties	79,769	5,049
Inventories	3,129,964	3,531,130
Other current assets	195,371	209,591
Total current assets	7,638,018	6,901,023

Property, plant and equipment, net	5,373,665	4,751,430
Intangible assets, net	267,507	295,345
Goodwill	502,067	453,835
Other assets	378,727	129,601
Total assets	$14,159,984	$12,531,234
Liabilities and Equity
Current liabilities
Accounts payable	$1,007,304	$1,266,833
Accounts payable-related parties	9,934	13,722
Income taxes payable	6,520	13,746
Accrued payroll and benefits	610,558	539,812
Accrued expenses	340,646	296,082
Current maturities of long-term debt	57,334	97,174
Total current liabilities	2,032,296	2,227,369

Long-term debt	3,013,241	3,008,702
Deferred income taxes	889,103	854,905
Other liabilities	129,539	120,087
Total liabilities	6,064,179	6,211,063

Commitments and contingencies

Redeemable noncontrolling interests	181,503	211,414

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
267,762,488 and 267,224,622 shares issued; and 172,936,163 and 194,997,922
shares outstanding, as of December 31, 2022, and December 31, 2021, respectively	650	649
Treasury stock, at cost; 94,826,325 and 72,226,700 shares,
as of December 31, 2022, and December 31, 2021, respectively	(4,459,513)	(2,674,267)
Additional paid-in capital	1,212,566	1,218,933
Retained earnings	11,375,765	7,761,417
Accumulated other comprehensive income (loss)	889	(2,091)
Total Steel Dynamics, Inc. equity	8,130,357	6,304,641
Noncontrolling interests	(216,055)	(195,884)
Total equity	7,914,302	6,108,757
Total liabilities and equity	$14,159,984	$12,531,234

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Net sales
Unrelated parties	$21,469,251	$18,376,743	$9,587,691
Related parties	791,523	32,107	13,791
Total net sales	22,260,774	18,408,850	9,601,482

Costs of goods sold	16,142,943	13,046,426	8,166,754
Gross profit	6,117,831	5,362,424	1,434,728

Selling, general and administrative expenses	545,621	643,976	477,450
Profit sharing	452,551	388,111	61,728
Amortization of intangible assets	27,837	29,232	28,999
Asset impairment charges	-	-	19,409
Operating income	5,091,822	4,301,105	847,142

Interest expense, net of capitalized interest	91,538	57,209	94,877
Other (income) expense, net	(20,785)	34,826	46,787
Income before income taxes	5,021,069	4,209,070	705,478

Income tax expense	1,141,577	962,256	134,650
Net income	3,879,492	3,246,814	570,828

Net income attributable to noncontrolling interests	(16,818)	(32,748)	(20,006)
Net income attributable to Steel Dynamics, Inc.	$3,862,674	$3,214,066	$550,822

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$21.06	$15.67	$2.61

Weighted average common shares outstanding	183,393	205,115	211,140

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$20.92	$15.56	$2.59

Weighted average common shares and share equivalents outstanding	184,622	206,615	212,345

Dividends declared per share	$1.36	$1.04	$1.00

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$3,879,492	$3,246,814	$570,828
Other comprehensive income (loss) - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax expense of $937, income tax benefit of
$1,247, and income tax expense of $594 for 2022, 2021 and 2020, respectively	2,980	(3,993)	1,909
Comprehensive income	3,882,472	3,242,821	572,737

Comprehensive income attributable to noncontrolling interests	(16,818)	(32,748)	(20,006)
Comprehensive income attributable to Steel Dynamics, Inc.	$3,865,654	$3,210,073	$552,731

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

							Accumulated
					Additional		Other			Redeemable
	Shares		Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Common	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at January 1, 2020	214,503	51,570	$646	$(1,525,113)	$1,181,012	$4,419,296	$(7)	$(154,593)	$3,921,241	$143,614
Dividends declared	-	-	-	-	-	(210,496)	-	-	(210,496)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	(20,965)	(20,965)	15,000
Share repurchases	(4,402)	4,402	-	(106,529)	-	-	-	-	(106,529)	-
Equity-based compensation	813	(268)	2	7,895	26,380	(653)	-	-	33,624	-
Net income	-	-	-	-	-	550,822	-	20,006	570,828	-
Other comprehensive income, net of tax	-	-	-	-	-	-	1,909	-	1,909	-
Balances at December 31, 2020	210,914	55,704	648	(1,623,747)	1,207,392	4,758,969	1,902	(155,552)	4,189,612	158,614
Dividends declared	-	-	-	-	-	(210,939)	-	-	(210,939)	-
Noncontrolling investors, net	-	-	-	-	-	(150)	-	(73,080)	(73,230)	52,800
Share repurchases	(16,867)	16,867	-	(1,060,632)	-	-	-	-	(1,060,632)	-
Equity-based compensation	951	(344)	1	10,112	11,541	(529)	-	-	21,125	-
Net income	-	-	-	-	-	3,214,066	-	32,748	3,246,814	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(3,993)	-	(3,993)	-
Balances at December 31, 2021	194,998	72,227	649	(2,674,267)	1,218,933	7,761,417	(2,091)	(195,884)	6,108,757	211,414
Dividends declared	-	-	-	-	-	(245,287)	-	-	(245,287)	-
Noncontrolling investors, net	-	-	-	-	630	(2,495)	-	(36,989)	(38,854)	(29,911)
Share repurchases	(22,996)	22,996	-	(1,800,905)	-	-	-	-	(1,800,905)	-
Equity-based compensation	934	(397)	1	15,659	(6,997)	(544)	-	-	8,119	-
Net income	-	-	-	-	-	3,862,674	-	16,818	3,879,492	-
Other comprehensive income, net of tax	-	-	-	-	-	-	2,980	-	2,980	-
Balances at December 31, 2022	172,936	94,826	$650	$(4,459,513)	$1,212,566	$11,375,765	$889	$(216,055)	$7,914,302	$181,503

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020

Operating activities:
Net income	$3,879,492	$3,246,814	$570,828

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	384,202	347,653	325,789
Asset impairment charges	-	-	19,409
Equity-based compensation	59,240	57,715	55,598
Deferred income taxes	37,186	322,007	47,808
Other adjustments	(1,795)	(3,240)	30,974
Changes in certain assets and liabilities:
Accounts receivable	(110,560)	(944,516)	(111,920)
Inventories	413,262	(1,685,834)	(150,596)
Other assets	(6,884)	(2,491)	(1,547)
Accounts payable	(289,042)	557,735	182,509
Income taxes receivable/payable	31,623	(105,921)	32,551
Accrued expenses	63,679	414,214	(14,371)
Net cash provided by operating activities	4,460,403	2,204,136	987,032

Investing activities:
Purchases of property, plant and equipment	(908,902)	(1,006,239)	(1,198,055)
Purchases of short-term investments	(927,584)	-	(149,359)
Proceeds from maturities of short-term investments	297,950	-	411,533
Business combinations, net of cash acquired	(134,090)	-	(60,012)
Investments in unconsolidated affiliates	(222,480)	-	-
Other investing activities	15,837	6,819	2,634
Net cash used in investing activities	(1,879,269)	(999,420)	(993,259)

Financing activities:
Issuance of current and long-term debt	1,465,257	1,516,556	2,523,356
Repayment of current and long-term debt	(1,507,475)	(1,522,002)	(2,177,527)
Dividends paid	(237,163)	(212,968)	(209,248)
Purchases of treasury stock	(1,800,905)	(1,060,632)	(106,529)
Other financing activities	(116,298)	(50,423)	(37,100)
Net cash used in financing activities	(2,196,584)	(1,329,469)	(7,048)

Increase (decrease) in cash and equivalents, and restricted cash	384,550	(124,753)	(13,275)
Cash and equivalents, and restricted cash at beginning of period	1,249,369	1,374,122	1,387,397

Cash and equivalents, and restricted cash at end of period	$1,633,919	$1,249,369	$1,374,122

Supplemental disclosure information:
Cash paid for interest	$100,994	$103,374	$111,591
Cash paid for income taxes, net	$1,063,844	$737,157	$50,417

See notes to consolidated financial statements.

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is one of the largest and most diversified domestic steel producers and metals recycler, combined with a meaningful steel fabrication manufacturing platform. The company has three reporting segments: steel operations, metals recycling operations, and steel fabrication operations. Approximately 5% of the company’s workforce in six locations is represented by collective bargaining agreements, none of which are expiring in 2023.

Steel Operations Segment

Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division (Sinton), Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, and steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS) – 87.5% equity interest as of April 1, 2022, and Vulcan Threaded Products, Inc. Steel operations accounted for 65%, 72%, and 74% of the company’s consolidated net sales during 2022, 2021, and 2020, respectively.

Metals Recycling Operations Segment

Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 10%, 12%, and 11% of the company’s consolidated net sales during 2022, 2021, and 2020, respectively.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 19%, 10%, and 9% of the company’s consolidated net sales during 2022, 2021, and 2020, respectively.

Other

Other operations consist of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures, including our newly announced aluminum flat roll mill, and the company’s idled Minnesota ironmaking operations. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85% by SDI) are $111.2 million at December 31, 2022 and 2021. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

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

 Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

At December 31, 2022 and 2021, the company reported $2,056.1 million and $1,916.4 million, respectively, of accounts receivable, net of allowances for credit losses of $5.7 million and $6.2 million respectively. Changes in the allowance were not material for the years ended December 31, 2022, 2021, or 2020.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at December 31, 2022, 2021, and 2020 and $5.9 million at December 31, 2019, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments are classified as trading securities, and interest income is recorded as earned. The company’s short-term investments were $628.2 million as of December 31, 2022. The short-term investments held as of December 31, 2022, consisted of commercial paper ($145.7 million) and US Treasuries ($482.5 million), with contractual maturities of less than one year, when purchased.

Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2022	2021
Raw materials	$1,608,344	$1,870,300
Supplies	629,074	552,616
Work in progress	256,071	402,207
Finished goods	636,475	706,007
Total inventories	$3,129,964	$3,531,130

Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets acquired in acquisitions which are valued at fair value, which includes capitalized interest on construction in progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements. The company assigns each fixed asset a useful life ranging from 3 to 20 years for plant, machinery and equipment, and 10 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production-related steel operations segment assets, based on units produced, subject to minimum and maximum levels. Depreciation expense was $349.4 million, $311.4 million, and $290.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

The company’s property, plant and equipment consisted of the following at December 31 (in thousands):

	2022	2021
Land and improvements	$521,881	$350,898
Buildings and improvements	1,238,824	873,131
Plant, machinery and equipment	6,683,237	5,193,405
Construction in progress	780,741	1,839,110
	9,224,683	8,256,544
Less accumulated depreciation	3,851,018	3,505,114
Property, plant and equipment, net	$5,373,665	$4,751,430

Intangible Assets

The company’s intangible assets consisted of the following at December 31 (in thousands):

				Weighted
				Average
			Useful	Amortization
	2022	2021	Life	Period
Customer, vendor and scrap generator relationships	$420,512	$526,886	10 to 25 years	23 years
Trade names	147,950	147,950	15 to 25 years	19 years
Other	600	1,350	5 years	5 years
	569,062	676,186		22 years
Less accumulated amortization	301,555	380,841
	$267,507	$295,345

The company utilizes an accelerated amortization methodology for customer, vendor and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Trade names are amortized using a straight-line methodology. Amortization of intangible assets was $27.8 million, $29.2 million, and $29.0 million for the years ended December 31, 2022, 2021, and 2020, respectively. In 2022, a customer relationship of $105 million became fully amortized.

Estimated amortization expense related to amortizable intangibles for the years ending December 31 is as follows (in thousands):

2023	$27,439
2024	26,701
2025	24,783
2026	23,820
2027	21,837
Thereafter	142,927
Total	$267,507

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

Goodwill

The company’s goodwill consisted of the following at December 31 (in thousands):

	2022	2021

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	228,009	179,777
Steel Fabrication Operations Segment	1,925	1,925
	$502,067	$453,835

Metals Recycling Operations Segment goodwill includes a decrease of $3.0 million in 2022 in recognition of the 2022 tax benefit related to the normal amortization of the component of OmniSource tax-deductible goodwill in excess of book goodwill. Cumulative OmniSource goodwill impairment charges were $346.8 million at December 31, 2022 and 2021.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Impairment of Goodwill

At least once annually (as of October 1), or when indicators of impairment exist, the company performs an impairment test for goodwill. Goodwill is allocated to various reporting units, which are generally one level below the company’s operating segments. The fair value of the reporting unit is determined by using an estimate of future cash flows utilizing a risk-adjusted discount rate to calculate the net present value of future cash flows (income approach), and for some years by using a market approach based upon an analysis of valuation metrics of comparable peer companies, using Level 3 fair value inputs as provided for under ASC 820, Fair Value Measurement. If the fair value exceeds the carrying value of the reporting unit, there is no impairment. If the carrying amount exceeds the fair value, the company recognizes an impairment loss in the amount by which the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. No impairment was identified during the company’s 2022, 2021 or 2020 annual goodwill impairment analysis.

Equity-Based Compensation

The company has several stock-based employee compensation plans which are more fully described in Note 6. Equity-Based Incentive Plans. Compensation expense for restricted stock units, deferred stock units, restricted stock, stock appreciation awards, and performance awards is recorded over the vesting periods using the fair value as determined by the closing fair market value of the company’s common stock on the grant date, and with respect to performance awards, an estimate of probability of award achievement during the performance period. The company recognizes forfeitures as they occur. Compensation expense for these stock-based employee compensation plans was $69.2 million, $80.2 million, and $50.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Income Taxes

The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common stock equivalents as of and for the years ended December 31, 2022, 2021, and 2020.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2022			2021
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,862,674	183,393	$21.06	$3,214,066	205,115	$15.67
Dilutive common share equivalents	-	1,229		-	1,500
Diluted earnings per share	$3,862,674	184,622	$20.92	$3,214,066	206,615	$15.56

	2020
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$550,822	211,140	$2.61
Dilutive common share equivalents	-	1,205
Diluted earnings per share	$550,822	212,345	$2.59

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

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

The company routinely enters into forward exchange traded futures and option contracts to manage price risk associated with nonferrous metal inventory, as well as purchases and sales of nonferrous (primarily aluminum and copper) and ferrous metals, to reduce exposure to commodity related price fluctuations. The company does not enter into these derivative financial instruments for speculative purposes.

Note 2. Business Combinations and Investments in Unconsolidated Affiliates

Business Combinations

ROCA

The company acquired 100% of ROCA ACERO, S.A. de C.V. (ROCA) on October 1, 2022. The acquisition of ROCA is part of the company’s North American raw material procurement strategy. ROCA is headquartered in Monterrey, Mexico, and operates five ferrous and nonferrous scrap facilities strategically positioned near high-volume industrial scrap sources located throughout Central and Northern Mexico. The transaction was funded with available cash. Post-acquisition operating results are reflected in the company’s financial statements in the metals recycling operations segment.

Aluminum Dynamics

The company attained a 94.4% equity interest in a joint venture concurrently formed with Unity Aluminum, Inc. on July 29, 2022, for the construction and operation of a new state-of-the-art low-carbon aluminum flat roll mill. The transaction was funded with available cash. Operating results from and after July 29, 2022, are reflected in the company’s consolidated financial statements, in other operations.

United Steel Supply

The company purchased a 75% equity interest in United Steel Supply, LLC (USS) on March 1, 2019 and on April 1, 2022, the company purchased an additional 12.5% in the equity interest of USS. The company has an option to purchase, and the sellers have the option to require the company to purchase, after the fourth anniversary of the transaction (March 1, 2023), the remaining 12.5% equity interest of USS. The USS noncontrolling interest is therefore reflected in redeemable noncontrolling interest in the consolidated balance sheets.

Zimmer

The company acquired 100% of Zimmer, S.A. de C.V. (Zimmer) in August 2020 from available cash. The acquisition of Zimmer is part of the company’s raw material procurement strategy to support its new Sinton Flat Roll Division. Headquartered in Monterrey, Mexico, Zimmer operates several ferrous and nonferrous scrap facilities strategically positioned near high-volume industrial scrap sources, and several third-party scrap processing locations, located throughout Central and Northern Mexico. Zimmer’s post-acquisition operating results are reflected in the company’s financial statements in the metals recycling operations segment.

Investments in Unconsolidated Affiliates

The company purchased a 45% minority equity interest in New Process Steel, L.P. (NPS) on January 31, 2022. NPS is a metals solutions and distribution supply-chain management company headquartered in Houston, Texas, with a focus toward growing its value-added manufacturing applications. On February 28, 2022, the company also purchased a minority equity interest in Aymium, a producer of renewable biocarbon products. As the company does not have power to control these entities, the company accounts for these investments using the equity method of accounting, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets with related activity recorded in Other (Income) Expense, net. Profits or losses from transactions with NPS are eliminated until realized by the majority equity interest owner.

Note 3. Long-Term Debt

The company’s borrowings consisted of the following at December 31 (in thousands):

	2022	2021
2.800% senior notes due 2024	$400,000	$400,000
2.400% senior notes due 2025	400,000	400,000
5.000% senior notes due 2026	400,000	400,000
1.650% senior notes due 2027	350,000	350,000
3.450% senior notes due 2030	600,000	600,000
3.250% senior notes due 2031	500,000	500,000
3.250% senior notes due 2050	400,000	400,000
Other obligations	63,726	105,422
Total debt	3,113,726	3,155,422
Less debt issuance costs and original issue discounts	43,151	49,546
Total amounts outstanding	3,070,575	3,105,876
Less current maturities	57,334	97,174
Long-term debt	$3,013,241	$3,008,702

Senior Credit Facility due 2024

The company has an unsecured credit agreement which has a senior unsecured revolving credit facility (Facility) which provides a $1.2 billion unsecured Revolver, which matures December 2024. Subject to certain conditions, the company has the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to the company’s ability to incur indebtedness and permit liens on certain assets. The company’s ability to borrow funds within the terms of the unsecured Revolver is dependent upon its continued compliance with financial and other covenants. At December 31, 2022, the company had $1.2 billion of availability on the Revolver, $9.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The Facility pricing grid is adjusted quarterly and is based on either the company’s leverage of net debt (as defined in the Facility) to last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash items as allowed in the Facility), or the company’s credit ratings. The minimum pricing is adjusted Secured Overnight Financing Rate (SOFR) plus 1.125% and the maximum pricing is adjusted SOFR plus 1.75%. In addition, the company is subject to an unused commitment fee of between 0.15% and 0.275% (based on either our leverage of net debt to LTM consolidated adjusted EBITDA, or our credit ratings) which is applied to the unused portion of the Revolver.

The financial covenants under the Facility state that the company must maintain an interest coverage ratio of not less than 2.50:1.00. The company’s interest coverage ratio is calculated by dividing its LTM consolidated Adjusted EBITDA by its LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At December 31, 2022, the company’s interest coverage ratio and debt to capitalization ratio were 54.42:1.00 and 0.27:1.00, respectively. The company was, therefore, in compliance with these covenants at December 31, 2022, and anticipates remaining in compliance during the next twelve months.

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

Note 3. Long-Term Debt (Continued)

The company’s $400.0 million of 2.800% senior notes due 2024 mature on December 15, 2024, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to November 15, 2024, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of November 15, 2024, at 100.000%.

The company’s $400.0 million of 2.400% senior notes due 2025 mature on June 15, 2025, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to May 15, 2025, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.35%; and as of May 15, 2025, at 100.000%.

The company’s $400.0 million of 5.000% senior notes due 2026 mature on December 15, 2026, with interest payable semi-annually. Early redemption is permitted as follows: as of December 15, 2022, at 101.667%; as of December 15, 2023, at 100.833%; and as of December 15, 2024, at 100.000%.

The company’s $350.0 million of 1.650% senior notes due 2027 mature on October 15, 2027, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to August 15, 2027, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of August 15, 2027, at 100.000%.

The company’s $600.0 million of 3.450% senior notes due 2030 mature on April 15, 2030, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to January 15, 2030, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.25%; and as of January 15, 2030, at 100.000%.

The company’s $500.0 million of 3.250% senior notes due 2031 mature on January 15, 2031, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to October 15, 2030, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.40%; and as of October 15, 2030, at 100.000%.

The company’s $400.0 million of 3.250% senior notes due 2050 mature on October 15, 2050, with interest payable semi-annually. Early redemption is permitted as follows: any time prior to April 15, 2050, at a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.30%; and as of April 15, 2050, at 100.000%.

Other Obligations

Secured Loans. Two of the company’s controlled subsidiaries have entered into financing agreements for certain equipment which bear interest at an average rate of 4.8%, with monthly principal and interest payments required through 2028. The outstanding principal balance of these agreements was $8.6 million and $10.4 million at December 31, 2022, and 2021, respectively.

One of the company’s controlled subsidiaries has a secured credit agreement, which matures in August 2024, and provides a revolving variable rate credit facility of up to $100.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory, and is further secured with $30.0 million of letter of credit support from Steel Dynamics, Inc. Interest, which was 5.6% at December 31, 2022, is payable monthly. Amounts due under the credit facility were $55.1 million and $94.4 million at December 31, 2022, and 2021, respectively.

Another of the company’s controlled subsidiaries has a secured credit agreement, which matures in March 2023, and provides a revolving variable rate credit facility of up to $25.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory. Interest, which was 5.65% at December 31, 2022, is payable monthly. There were no amounts due under the credit facility at December 31, 2022 or 2021.

Note 3. Long-Term Debt (Continued)

Outstanding Debt Maturities

Maturities of outstanding debt as of December 31, 2022, are as follows (in thousands):

2023	$57,334
2024	401,800
2025	401,608
2026	401,481
2027	351,142
Thereafter	1,500,361
$3,113,726

The company capitalizes interest on all qualifying construction in progress assets. For the years ended December 31, 2022, 2021, and 2020, total interest costs incurred were $107.4 million, $107.7 million, and $118.8 million, respectively, of which $15.8 million, $50.5 million and $23.9 million, respectively, were capitalized.

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

Note 4. Income Taxes

The company files a consolidated federal income tax return. The current and deferred federal and state income tax expense for the years ended December 31 is as follows (in thousands):

	2022	2021	2020
Current income tax expense	$1,107,379	$643,639	$88,914
Deferred income tax expense	34,198	318,617	45,736
Total income tax expense	$1,141,577	$962,256	$134,650

Note 4. Income Taxes (Continued)

A reconciliation of the statutory rates to the actual effective tax rates for the years ended December 31 are as follows:

	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.6	2.5	2.6
Release of valuation allowance	-	-	(2.9)
Federal research & development credits	(0.6)	(0.7)	(2.1)
Other permanent differences	(0.3)	0.1	0.5
Effective tax rate	22.7%	22.9%	19.1%

Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2022	2021
Deferred tax assets
Accrued expenses and allowances	$34,052	$24,324
Inventories	8,028	9,088
Net operating loss carryforwards	16,412	20,333
Other	8,091	8,776
	66,583	62,521
Less: valuation allowance	(805)	(805)
Total net deferred tax assets	65,778	61,716

Deferred tax liabilities
Property, plant and equipment	(951,404)	(846,942)
Amortizable assets	(1,304)	(62,339)
Other	(2,173)	(7,340)
Total deferred tax liabilities	(954,881)	(916,621)
Net deferred tax liability	$(889,103)	$(854,905)

Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. One of the controlled subsidiaries generated federal net operating loss carryforwards in the years 2018 and prior, which total $53.8 million at December 31, 2022, and which expire in the years 2035 through 2039, along with state net operating loss carryforwards which expire in the years 2034 through 2039. During the fourth quarter of 2020, the company evaluated the realizability of the net deferred tax assets for this controlled subsidiary. In completing this evaluation, the company considered all available positive and negative evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets was necessary. Such evidence included current operating results, historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. Based on the positive evidence, the company concluded that it was more likely than not that the net deferred tax assets would be realized. As a result, $21.2 million of the valuation allowance was reversed in the year ended December 31, 2020. The company continues to maintain a valuation allowance of $805,000 as of December 31, 2022, and 2021, with respect to certain state tax credits of the controlled subsidiary.

Note 4. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2022	2021	2020
Balance at January 1	$20,466	$12,830	$10,162
Increases related to current year tax positions	9,600	8,250	4,350
Increases related to prior year tax positions	364	2,095	-
Decreases related to prior year tax positions	(1,784)	(2,709)	(1,682)
Balance at December 31	$28,646	$20,466	$12,830

Included in the balance of unrecognized tax benefits at December 31, 2022 and 2021, are potential benefits of $25.1 million and $16.8 million, respectively, that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2022, the company recognized expense from the increase of interest expense and penalties of $480,000, net of tax and during the years ended December 31, 2021 and 2020, the company recognized benefits from the decrease of interest expense and penalties of $205,000 and $450,000, respectively, net of tax. In addition to the unrecognized tax benefits in the table above, the company had $1.2 million and $561,000 accrued for the payment of interest and penalties at December 31, 2022 and 2021, respectively.

It is reasonably possible that the amount of unrecognized tax benefits could change in the next twelve months in an amount ranging from zero to $3.3 million, as a result of the expiration of the statute of limitations and other federal and state income tax audits. The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The tax years 2019 through 2021 remain open to examination by the Internal Revenue Service and various state and local jurisdictions.

Note 5. Shareholders’ Equity

Cash Dividends

The company declared cash dividends of $245.3 million, or $1.36 per common share, during 2022; $210.9 million, or $1.04 per common share, during 2021; and $210.5 million, or $1.00 per common share, during 2020. The company paid cash dividends of $237.2 million, $213.0 million and $209.2 million during 2022, 2021, and 2020, respectively.

Treasury Stock

In February 2020, the board of directors authorized a share repurchase program of up to $500.0 million of the company’s common stock. This program was exhausted in July 2021. In July 2021, the board of directors authorized an additional share repurchase program of up to $1.0 billion of the company’s common stock. This program was exhausted in April 2022. In February 2022, the board of directors authorized an additional share repurchase program of up to $1.25 billion of the company’s common stock. This program was exhausted in November 2022. In November 2022, the board of directors authorized an additional share repurchase program of up to $1.5 billion of the company’s common stock. Under the above share repurchase programs, and similar prior programs, purchases take place as and when the company determines in open market or private transactions made based upon the market price of the company’s common stock, the nature of other investment opportunities or growth projects, the company’s cash flows from operations, and general economic conditions. The share repurchase programs do not require the company to acquire any specific number of shares, and may be modified, suspended, extended or terminated by the company at any time. The share repurchase programs do not have an expiration date. The company repurchased 23.0 million shares for $1.8 billion during 2022, 16.9 million shares for $1.1 billion during 2021, and 4.4 million shares for $106.5 million during 2020 under the share repurchase programs. At December 31, 2022, the company had remaining authorization to repurchase $1.3 billion of additional shares under the November 2022 share repurchase program.

Note 6. Equity-Based Incentive Plans

Amended and Restated 2015 Equity Incentive Plan (2015 Plan)

The 2015 Plan is designed to attract, motivate and retain qualified persons that are able to make important contributions to the company’s success. To accomplish these objectives, the 2015 Plan provides for awards of equity-based incentives through granting of restricted stock units (RSUs), deferred stock units (DSUs), restricted stock awards, stock options (of which there are none), unrestricted stock awards (of which there are none), stock appreciation rights (SARs), and performance awards, such as long-term incentive compensation program (LTIP). The company’s shareholders approved the 2015 Plan in May 2015, and 12.5 million shares of common stock were reserved for issuance upon exercise of equity grants through December 31, 2025. In May 2019, the 2015 Plan was amended and restated with an additional 8.0 million shares of common stock reserved for issuance upon exercise of equity grants. The 2015 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock-settled SARs, will be counted against the share limit as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted stock awards, and performance awards, will be counted against the share limit as 2.09 shares for each share of common stock. The SARs the company has granted to date can only be settled in cash, and thus, do not count against the share reserve. At December 31, 2022, there were 2.5 million shares still available for issuance.

Substantially all of the company’s full-time, non-union, U.S. team members receive RSUs, which are granted annually in November at no cost to employees and vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59½ years). During 2021 and 2022, certain senior leadership of the company received RSUs in February which vest over a period of 2 to 4 years. The stock is issued to employees upon vesting. The company satisfies RSUs with newly issued shares, and satisfies restricted stock awards, DSUs, and performance awards with treasury shares. In addition to the RSUs and LTIP awards granted during the three-year period ended December 31, 2022, presented below, the company awarded 20,000, 25,000 and 52,000 DSUs in 2022, 2021 and 2020, respectively; and 171,200 and 325,500 SARs in 2021 and 2020, respectively. No SARs awards were granted in 2022. The 102,000 SAR awards outstanding at December 31, 2022, for which no shares of common stock can be issued because the awards must be cash-settled upon exercise, have a weighted-average exercise price of $38.43.

Note 6. Equity-Based Incentive Plans (Continued)

Restricted Stock Units

A summary of the company’s RSU activity and outstanding RSUs as of December 31, 2022, are presented below (dollars in thousands except grant date fair value):

		Weighted	Aggregate
	Number	Average Grant	Intrinsic	Unrecognized
	of RSUs	Date Fair Value	Value	Compensation
Outstanding RSUs as of January 1, 2020	1,557,994	$32.53	$53,034	$33,581
Granted	1,017,518	33.54
Vested	(811,317)	36.09
Forfeited	(65,616)	32.20
As of December 31, 2020	1,698,579	$31.44	$62,627	$35,821
Granted	627,973	59.38
Vested	(895,706)	32.30
Forfeited	(82,588)	32.47
As of December 31, 2021	1,348,258	$43.82	$83,686	$39,657
Granted	481,926	98.29
Vested	(786,622)	37.38
Forfeited	(70,011)	46.82
As of December 31, 2022 (nonvested)	973,551	$71.80	$94,765	$44,394

The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2022, is 1.56 years. The fair value of RSUs vesting during 2022, 2021, and 2020 was $79.1 million, $56.5 million, and $29.9 million, respectively, and was net-share settled such that the company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2022, 2021, and 2020 were approximately 249,000, 290,000, and 266,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company’s closing stock price.

Long-Term Incentive Compensation Program (LTIP)

The company maintains an LTIP performance-based program directed toward key senior leadership of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company’s common stock using the stock price on the first day of the performance period to convert each key senior executive’s predetermined multiple of annual base salary. The performance period is generally three years; however, a transition award was issued in 2020 with a shorter performance period. Performance is measured in terms of equal portions of four growth and profitability measures, as compared to the same measures, similarly treated, of a pre-established group of steel sector competitors. Awards earned can range from zero to 100% of the shares awarded. Beginning with 2018, award shares vest immediately once earned on the basis of performance. For awards prior to 2018, once earned on the basis of performance, one-third of the shares vest immediately, and the remaining shares vest in equal annual installments over an additional two-year service-based vesting period requirement.

Note 6. Equity-Based Incentive Plans (Continued)

The Compensation Committee granted the following three-year performance period awards and two-year performance period transition awards, which have been earned and have or will be issued over the vesting period as follows:

	Maximum
	Shares That	Award
	Could Be Issued	Earned	Award Issued/Issuable

2017 LTIP Award:
Three-year performance period award	182,274	164,047	54,683	March 2020
			54,682	March 2021
			54,682	March 2022
2019 LTIP Award:
Three-year performance period award	422,008	379,811	379,811	March 2022

2020 LTIP Award:
Three-year performance period award	405,922	356,845	356,845	March 2023
Two-year performance period transition award	9,764	8,300	8,300	March 2022

2021 LTIP Award:
Three-year performance period award	360,189	*	*

2022 LTIP Award:
Three-year performance period award	249,759	*	*
*	Not yet earned as performance period not complete.

2018 Executive Incentive Compensation Plan (2018 Executive Plan)

The 2018 Executive Plan provides for eligibility of certain senior leadership of the company to receive cash and stock bonuses based on predetermined formulas. The company’s shareholders approved the 2018 Executive Plan in May 2018 and 2.0 million shares of company stock were reserved for issuance through February 28, 2028. At times a portion of the bonus may be distributed in shares of the company’s stock, of which one-third of the shares vest immediately and the remaining shares vest in equal annual installments over an additional two-year service-based vesting period requirement. At December 31, 2022, 2021, and 2020, 1.4 million, 1.4 million, and 1.5 million shares, respectively, under the 2018 Executive Plan remained available for issuance. Pursuant to the 2018 Executive Plan, 26,000, 157,000, and 148,000 shares were awarded with a market value of $3.2 million, $8.7 million, and $5.1 million for the 2022, 2021, and 2020 award years, respectively.

Note 7. Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, occasionally to mitigate foreign currency exchange rate risk, and have in the past to mitigate interest rate fluctuation risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory, as well as purchases and sales of nonferrous (primarily aluminum and copper) and ferrous metals. The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

If the company is “long” on commodity futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s futures contract commitments as of December 31, 2022:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	8,750
Aluminum	Short	13,850
Copper	Long	10,250
Copper	Short	28,822

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets and gains or losses related to derivatives included in the company’s consolidated statements of income as of and for the years ended December 31 (in thousands):

		Asset Derivatives		Liability Derivatives
		Fair Value		Fair Value
	Balance sheet location	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Derivative instruments designated as hedges

Commodity futures	Other current assets	$2,169	$1,278	$2,119	$7,430

Derivative instruments not designated as hedges

Commodity futures	Other current assets	2,102	4,319	5,269	6,171
Total derivative instruments		$4,271	$5,597	$7,388	$13,601

Note 7. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting agreements totaled $23.5 million and $24.9 million at December 31, 2022, and 2021, respectively, and are reflected in other current assets in the consolidated balance sheets.

		Amount of
	Location of gain	gain (loss)		Location of gain	Amount of gain
	(loss) recognized	recognized in	Hedged items in	(loss) recognized	(loss) recognized in
	in income on	income on	fair value hedge	in income on	income on related
	derivatives	derivatives	relationships	related hedged items	hedged items
For the Year Ended
December 31, 2022

Derivatives in fair value
hedging relationships
Commodity futures	Costs of goods sold	$2,284	Firm commitments	Costs of goods sold	$(2,290)
			Inventory	Costs of goods sold	(708)
Derivatives not designated					$(2,998)
as hedging instruments
Commodity futures	Costs of goods sold	$24,748

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

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $72,000, losses of $101,000, and gains of $68,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Losses excluded from hedge effectiveness testing of $786,000 and $2.6 million increased cost of goods sold for the years ended December 31, 2022 and 2020, respectively. Gains excluded from hedge effectiveness testing of $3.1 million decreased cost of goods sold for the year ended December 31, 2021.

Note 7. Derivative Financial Instruments (Continued)

Derivatives accounted for as cash flow hedges resulted in net gains of $15.0 million, $40.9 million and $2.8 million recognized in other comprehensive income for the years ended December 31, 2022, 2021, and 2020, respectively. Net losses of $11.1 million were reclassified from accumulated other comprehensive income to expense for the year ended December 31, 2022. Net gains of $46.1 million and $265,000, were reclassified from accumulated other comprehensive income into income for the years ended December 31, 2021, and 2020, respectively. At December 31, 2022, the company expects to reclassify $1.2 million of net gains on derivative instruments from accumulated other comprehensive income to income during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2022
Short-term investments	$628,215	$-	$628,215	$-
Commodity futures – financial assets	4,271	-	4,271	-
Commodity futures – financial liabilities	7,388	-	7,388	-

December 31, 2021
Commodity futures – financial assets	$5,597	$-	$5,597	$-
Commodity futures – financial liabilities	13,601	-	13,601	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of short-term investments commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion and $3.3 billion at December 31, 2022 and 2021 (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at December 31, 2022 and 2021).

Note 9. Commitments and Contingencies

The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain commitments contain provisions which require that the company “take or pay” for specified quantities at fixed prices without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 15 years for air products and 29 years for water products. The company utilized such “take or pay” requirements during the past three years under these contracts, except for certain air products at the idled Minnesota ironmaking operations. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process, other than certain air products related to our idled Minnesota ironmaking operations.

The company’s commitments for these agreements with “take or pay” or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2023	$363,988
2024	85,574
2025	44,934
2026	25,470
2027	25,117
Thereafter	181,811
$726,894

At December 31, 2022, the company has outstanding commitments of $1.4 billion, of which $1.3 billion are expected to be paid in 2023 and an expected $100 million in 2024, related to ongoing construction of property, plant, and equipment, most significantly our newly announced aluminum flat roll mill, and other steel operations expansion projects. The company’s commitments for operating leases are discussed in Note 12. Leases.

The company is involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on the company’s financial condition, results of operations, or liquidity.

Note 10. Transactions with Affiliated Companies

The company purchases and sells recycled and scrap metal, and steel with other smaller affiliated companies, including our equity method investments and the addition of New Process Steel during 2022. These transactions for the years ended December 31, are as follows (in thousands):

	2022	2021	2020
Sales	$791,523	$32,107	$13,791
Accounts receivable	79,769	5,049	3,937
Purchases	127,860	163,453	132,560
Accounts payable	9,934	13,722	8,919

Note 11. Retirement Plans

The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered “qualified plans” for federal income tax purposes. The company’s total expense for the Plans was $466.9 million, $382.8 million, and $74.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items. The resulting profit sharing expense under the Plan was $421.6 million, $359.8 million, and $58.3 million for the years ended December 31, 2022, 2021, and 2020, respectively; of which up to $337.2 million, $287.8 million (subject to total Plan contribution limitations), and $46.7 million, respectively, was directed by the company’s board of directors to be contributed to the Plans, with the remaining amounts each year paid directly in cash to the Plans’ participants.

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

Operating lease right-of-use assets and lease obligations included in the consolidated balance sheets at

December 31, are as follows (in thousands):

	2022	2021
Right-of-use assets under operating leases:
Other assets - noncurrent	$110,638	$100,124
Lease obligations under operating leases:
Accrued liabilities	$18,850	$17,822
Other liabilities - noncurrent	91,793	82,252
	$110,643	$100,074

The weighted average remaining lease term for our operating leases is ten years, and the weighted-average discount rate is 3.86% and 3.60% as of December 31, 2022 and 2021, respectively. Future operating lease liabilities as of December 31, 2022, for the next five years and thereafter are as follows (in thousands):

2023	$22,784
2024	18,994
2025	15,329
2026	11,259
2027	9,340
Thereafter	55,719
Total undiscounted cash flows	133,425
Less imputed interest	(22,782)
Lease obligations under operating leases	$110,643

Note 12. Leases (Continued)

Operating lease expense included in the consolidated statements of income was $23.7 million, $22.5 million, and $21.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Cash paid related to operating lease obligations was $20.1 million, $19.0 million, and $18.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Variable lease costs were not material for the years ended December 31, 2022, 2021, or 2020. Short-term lease expense included in the consolidated statements of income was $35.8 million, $28.0 million, and $19.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2022, 2021, and 2020, was $30.9 million, with addition of $16.8 million related to ROCA, $28.6 million, and $33.3 million, with addition of $19.7 million related to Zimmer, respectively.

Note 13. Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1. Description of the Business and Summary of Significant Accounting Policies to the consolidated financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures and the idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication
December 31, 2022	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$13,801,448	$1,545,347	$4,245,803	$1,259,173		$-		$20,851,771
External Non-United States	760,929	619,361	183	28,530		-		1,409,003
Other segments	538,540	2,230,928	11,221	1,281		(2,781,970)		-
	15,100,917	4,395,636	4,257,207	1,288,984		(2,781,970)		22,260,774
Operating income (loss)	3,095,348	117,266	2,424,655	(599,828)	(1)	54,381		5,091,822
Income (loss) before income taxes	3,057,560	117,803	2,417,752	(625,037)		52,991	(2)	5,021,069
Depreciation and amortization	295,386	53,893	9,727	25,196		-		384,202
Capital expenditures	611,154	68,074	17,519	212,155		-		908,902

As of December 31, 2022

Assets	$8,607,290	$1,320,368	$1,349,138	$3,007,942	(3)	$(124,754)	(4)	$14,159,984

Note 13. Segment Information (Continued)

Footnotes related to the year ended December 31, 2022, segment results (in millions):

(1)	Corporate SG&A	$(77.8)	(2)	Gross profit increase from intra-company sales	$53.0
	Companywide equity-based compensation	(67.3)
	Profit sharing	(444.4)
	Other, net	(10.3)
		$(599.8)

(3)	Cash and equivalents	$1,463.2	(4)	Elimination of intra-company receivables	$(58.2)
	Short-term investments	628.2		Elimination of intra-company debt	(46.9)
	Accounts receivable	33.3		Elimination of intra-company profit in inventory	(19.7)
	Inventories	90.4			$(124.8)
	Property, plant and equipment, net	375.6
	Intra-company debt	46.9
	Investments in unconsolidated affiliates	226.6
	Other	143.7
		$3,007.9

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication
December 31, 2021	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$12,618,917	$1,658,843	$1,761,078	$1,252,095		$-		$17,290,933
External Non-United States	580,225	524,629	569	12,494		-		1,117,917
Other segments	823,991	2,406,649	3,063	2,382		(3,236,085)		-
	14,023,133	4,590,121	1,764,710	1,266,971		(3,236,085)		18,408,850
Operating income (loss)	4,360,488	181,986	365,250	(551,725)	(1)	(54,894)		4,301,105
Income (loss) before income taxes	4,327,300	181,579	362,473	(606,021)		(56,261)	(2)	4,209,070
Depreciation and amortization	263,125	55,620	9,961	18,947		-		347,653
Capital expenditures	937,011	46,360	12,939	9,929		-		1,006,239

As of December 31, 2021

Assets	$8,686,216	$1,266,920	$1,195,396	$1,523,830	(3)	$(141,128)	(4)	$12,531,234

Footnotes related to the year ended December 31, 2021, segment results (in millions):

(1)	Corporate SG&A	$(78.0)	(2)	Gross profit decrease from intra-company sales	$(56.3)
	Companywide equity-based compensation	(78.8)
	Profit sharing	(379.3)
	Other, net	(15.6)
		$(551.7)

(3)	Cash and equivalents	$1,088.8	(4)	Elimination of intra-company receivables	$(48.9)
	Accounts receivable	27.5		Elimination of intra-company debt	(19.6)
	Inventories	94.2		Elimination of intra-company profit in inventory	(72.6)
	Property, plant and equipment, net	128.9			$(141.1)
	Intra-company debt	19.6
	Other	164.8
		$1,523.8

Note 13. Segment Information (Continued)

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication
December 31, 2020	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$6,873,209	$820,262	$895,227	$500,496		$-		$9,089,194
External Non-United States	263,895	247,662	474	257		-		512,288
Other segments	318,533	1,335,216	10,663	434		(1,664,846)		-
	7,455,637	2,403,140	906,364	501,187		(1,664,846)		9,601,482
Operating income (loss)	889,480	32,991	120,575	(188,525)	(1)	(7,379)		847,142
Income (loss) before income taxes	833,035	27,753	116,625	(263,470)		(8,465)	(2)	705,478
Depreciation and amortization	251,590	50,099	10,819	13,281		-		325,789
Capital expenditures	1,132,298	32,875	15,234	17,648		-		1,198,055

Footnotes related to the year ended December 31, 2020, segment results (in millions):

(1)	Corporate SG&A	$(57.9)	(2)	Gross profit decrease from intra-company sales	$(8.5)
	Companywide equity-based compensation	(48.5)
	Profit sharing	(58.3)
	Asset impairment charges	(19.4)
	Other, net	(4.4)
		$(188.5)

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)  Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2022, can be found on page 52 of this Form 10-K, and the related Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 53 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.       OTHER INFORMATION

None.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, and audit committee and audit committee financial experts is incorporated herein by reference from the section entitled “Governance of the Company” and “Proposal No. 1 – Election of Directors” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

Our stockholders approved the Steel Dynamics, Inc. 2015 Equity Incentive Plan at our annual meeting of stockholders held May 21, 2015, and the Amended and Restated Steel Dynamics, Inc. 2015 Equity Incentive Plan (2015 Plan) at our annual meeting of stockholders held May 16, 2019. Our stockholders approved the Amended and Restated Steel Dynamics, Inc. 2006 Equity Incentive Plan at our annual meeting of stockholders held May 17, 2012 (2006 Plan). Our stockholders approved the Steel Dynamics, Inc. 2018 Executive Incentive Compensation Plan at our annual meeting of stockholders held May 17, 2018 (2018 Plan). The following table summarizes information about our equity compensation plans at December 31, 2022, all of which have been approved by stockholders. We do not have any equity compensation plans that have not been approved by stockholders.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average	compensation
	outstanding options,	exercise price of outstanding	plans (excluding securities
Plan Category	warrants and rights	options, warrants and rights(1)	reflected in column (a))
Equity compensation plans approved by security holders:
2015 Plan and predecessor 2006 Plan (1)	1,562,872	—	2,459,482
2018 Plan	171,243	—	1,363,297
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,734,115	—	3,822,779
(1)	Includes 973,551 RSUs, 263,265 DSUs, and 326,056 LTIP awards issuable upon expiration of the vesting or deferral periods, which have no exercise price.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the sections entitled “Governance of the Company – Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons,” and “Governance of the Company – Director Independence” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year; and from Note 10. Transactions with Affiliated Companies to our consolidated financial statements as of December 31, 2022 and 2021, and each of the three years in the periods ended December 31, 2022, 2021, and 2020, included in Item 8. Consolidated Financial Statements and Supplementary Data of this Form 10-K Annual Report for the fiscal year ended December 31, 2022.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the sections entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm as Auditors – Audit and Non-Audit Fees” and “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm as Auditors – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this report:

1. Financial Statements: See the Audited Consolidated Financial Statements of Steel Dynamics, Inc. included as part of Item 8. Consolidated Financial Statements and Supplementary Data and described in the Index on page 51 of this Report.

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

3.2*	Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through January 23, 2023.
Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of Common Stock, incorporated herein by reference from Exhibit 4.1 to our Form 10-K filed February 27, 2020.

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

4.41

Indenture, dated as of December 7, 2022, between Steel Dynamics, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.1 to our Registration Statement on Form S-3 (Registration No. 333-268703) filed December 7, 2022.

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

February 28, 2023

STEEL DYNAMICS, INC.

	By:	/s/ MARK D. MILLETT
Mark D. Millett
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2022 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2022 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT	Chairman, President and Chief Executive Officer	February 28, 2023
Mark D. Millett	(Principal Executive Officer)

/s/ THERESA E. WAGLER	Executive Vice President and Chief Financial Officer	February 28, 2023
Theresa E. Wagler	(Principal Financial Officer and
Principal Accounting Officer)

/s/ KEITH E. BUSSE	Director	February 28, 2023
Keith E. Busse

/s/ SHEREE L. BARGABOS	Director	February 28, 2023
Sheree L. Bargabos

/s/ KENNETH W. CORNEW	Director	February 28, 2023
Kenneth W. Cornew

/s/ TRACI M. DOLAN	Director	February 28, 2023
Traci M. Dolan

/s/ JAMES C. MARCUCCILLI	Director	February 28, 2023
James C. Marcuccilli

/s/ BRADLEY S. SEAMAN	Director	February 28, 2023
Bradley S. Seaman

/s/ GABRIEL L. SHAHEEN	Director	February 28, 2023
Gabriel L. Shaheen

/s/ LUIS M. SIERRA	Director	February 28, 2023
Luis M. Sierra

/s/ STEVEN A. SONNENBERG	Director	February 28, 2023
Steven A. Sonnenberg

/s/ RICHARD P. TEETS, JR.	Director	February 28, 2023
Richard P. Teets, Jr.