Form 10-Q
period 2023-03-31
STEEL DYNAMICS INC
filed 2023-05-05
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

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

As of April 28, 2023, Registrant had 169,033,703 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and equivalents	$1,604,943	$1,628,417
Short-term investments	714,769	628,215
Accounts receivable, net	2,072,619	1,976,282
Accounts receivable-related parties	54,355	79,769
Inventories	2,988,852	3,129,964
Other current assets	127,022	195,371
Total current assets	7,562,560	7,638,018

Property, plant and equipment, net	5,491,201	5,373,665

Intangible assets, net	260,629	267,507
Goodwill	502,067	502,067
Other assets	403,303	378,727
Total assets	$14,219,760	$14,159,984
Liabilities and Equity
Current liabilities
Accounts payable	$1,126,795	$1,007,304
Accounts payable-related parties	12,171	9,934
Income taxes payable	129,082	6,520
Accrued payroll and benefits	209,522	610,558
Accrued expenses	296,524	340,646
Current maturities of long-term debt	46,452	57,334
Total current liabilities	1,820,546	2,032,296

Long-term debt	3,014,358	3,013,241
Deferred income taxes	898,112	889,103
Other liabilities	180,321	129,539
Total liabilities	5,913,337	6,064,179

Commitments and contingencies

Redeemable noncontrolling interests	186,205	181,503

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
267,772,737 and 267,762,488 shares issued; and 170,170,375 and 172,936,163
shares outstanding, as of March 31, 2023 and December 31, 2022, respectively	650	650
Treasury stock, at cost; 97,602,362 and 94,826,325 shares,
as of March 31, 2023 and December 31, 2022, respectively	(4,800,513)	(4,459,513)
Additional paid-in capital	1,194,079	1,212,566
Retained earnings	11,940,621	11,375,765
Accumulated other comprehensive income (loss)	1,800	889
Total Steel Dynamics, Inc. equity	8,336,637	8,130,357
Noncontrolling interests	(216,419)	(216,055)
Total equity	8,120,218	7,914,302
Total liabilities and equity	$14,219,760	$14,159,984

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended
	March 31,
	2023	2022

Net sales
Unrelated parties	$4,745,353	$5,410,801
Related parties	147,853	159,101
Total net sales	4,893,206	5,569,902

Costs of goods sold	3,837,084	3,787,389
Gross profit	1,056,122	1,782,513

Selling, general and administrative expenses	144,309	152,015
Profit sharing	69,575	128,469
Amortization of intangible assets	6,878	7,162
Operating income	835,360	1,494,867

Interest expense, net of capitalized interest	22,507	16,669
Other (income) expense, net	(34,936)	20,468
Income before income taxes	847,789	1,457,730

Income tax expense	203,456	350,376
Net income	644,333	1,107,354

Net income attributable to noncontrolling interests	(7,023)	(3,423)
Net income attributable to Steel Dynamics, Inc.	$637,310	$1,103,931

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$3.71	$5.74

Weighted average common shares outstanding	171,597	192,158

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$3.70	$5.71

Weighted average common shares and share equivalents outstanding	172,479	193,241

Dividends declared per share	$0.425	$0.34

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2023	2022

Net income	$644,333	$1,107,354
Other comprehensive income - net unrealized gain on cash
flow hedging derivatives, net of income tax expense of $291 and $3,557 for the three-month periods ended March 31, 2023 and 2022,
respectively	911	11,387
Comprehensive income	645,244	1,118,741

Comprehensive income attributable to noncontrolling interests	(7,023)	(3,423)
Comprehensive income attributable to Steel Dynamics, Inc.	$638,221	$1,115,318

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2023	2022

Operating activities:
Net income	$644,333	$1,107,354

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	107,694	87,546
Equity-based compensation	16,078	16,519
Deferred income taxes	9,008	2,632
Other adjustments	(10,006)	11,157
Changes in certain assets and liabilities:
Accounts receivable	(70,922)	(447,234)
Inventories	141,112	14,315
Other assets	7,842	19,402
Accounts payable	117,312	(75,971)
Income taxes receivable/payable	189,247	341,905
Accrued expenses	(417,915)	(258,657)
Net cash provided by operating activities	733,783	818,968

Investing activities:
Purchases of property, plant and equipment	(226,319)	(159,330)
Purchases of short-term investments	(356,777)	-
Proceeds from maturities of short-term investments	271,107	-
Investments in unconsolidated affiliates	-	(222,480)
Other investing activities	2,343	410
Net cash used in investing activities	(309,646)	(381,400)

Financing activities:
Issuance of current and long-term debt	393,910	319,779
Repayment of current and long-term debt	(405,279)	(349,272)
Dividends paid	(58,798)	(50,699)
Purchases of treasury stock	(353,997)	(389,190)
Other financing activities	(23,449)	(22,527)
Net cash used in financing activities	(447,613)	(491,909)

Decrease in cash, cash equivalents, and restricted cash	(23,476)	(54,341)
Cash, cash equivalents, and restricted cash at beginning of period	1,633,919	1,249,369

Cash, cash equivalents, and restricted cash at end of period	$1,610,443	$1,195,028

Supplemental disclosure information:
Cash paid for interest	$9,596	$9,168
Cash paid for income taxes, net	$4,703	$9,948

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division (Sinton), Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS) – 87.5% equity interest as of April 1, 2022, Vulcan Threaded Products, Inc., and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility. Steel operations accounted for 63% and 68% of the company’s consolidated net sales during the three-month periods ended March 31, 2023 and 2022, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 12% and 10% of the company’s consolidated net sales during the three-month periods ended March 31, 2023 and 2022, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 18% and 17% of the company’s consolidated net sales during the three-month periods ended March 31, 2023 and 2022, respectively.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consist of joint ventures, including the company’s newly announced aluminum flat roll mill and idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 87.5% by SDI at March 31, 2023 and December 31, 2022) are $75.0 million at March 31, 2023 and $70.3 million at December 31, 2022. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85% by SDI) are $111.2 million at March 31, 2023, and December 31, 2022.

At March 31, 2023, SDI owned 87.5% of the equity interest in USS. Originally, after the fourth anniversary of the initial transaction (March 1, 2023), SDI has an option to purchase, and the noncontrolling members had the option to require the company to purchase, the remaining 12.5% equity interest of USS. On April 1, 2023, a noncontrolling member of USS exercised its option to require SDI to purchase its 2.5% equity interest, increasing SDI’s ownership to 90%. The remaining noncontrolling members’ option to require SDI to purchase the remaining 10% equity interest of USS has been extended to on or after February 28, 2025.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Goodwill

The company’s goodwill consisted of the following at March 31, 2023, and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	228,009	228,009
Steel Fabrication Operations Segment	1,925	1,925
	$502,067	$502,067

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

At March 31, 2023, the company reported $2,127 million of accounts receivable, net of allowances for credit losses of $6.4 million. Changes in the allowance were not material for the three-month periods ended March 31, 2023 and 2022.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of and for the three-month periods ended March 31, 2023 and 2022.

	Three-Month Periods Ended March 31,
	2023			2022
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$637,310	171,597	$3.71	$1,103,931	192,158	$5.74
Dilutive common share equivalents	-	882		-	1,083
Diluted earnings per share	$637,310	172,479	$3.70	$1,103,931	193,241	$5.71

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$1,404,257	$1,608,344
Supplies	661,039	629,074
Work in progress	291,538	256,071
Finished goods	632,018	636,475
Total inventories	$2,988,852	$3,129,964

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each of the three-month periods ended March 31, 2023 and 2022:

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income	Interests	Equity	Interests
Balances at December 31, 2022	$650	$(4,459,513)	$1,212,566	$11,375,765	$889	$(216,055)	$7,914,302	$181,503
Dividends declared	-	-	-	(72,316)	-	-	(72,316)	-
Noncontrolling investors, net	-	-	-	-	-	(7,387)	(7,387)	4,702
Share repurchases	-	(353,997)	-	-	-	-	(353,997)	-
Equity-based compensation	-	12,997	(18,487)	(138)	-	-	(5,628)	-
Net income	-	-	-	637,310	-	7,023	644,333	-
Other comprehensive income, net of tax	-	-	-	-	911	-	911	-
Balances at March 31, 2023	$650	$(4,800,513)	$1,194,079	$11,940,621	$1,800	$(216,419)	$8,120,218	$186,205

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

Note 5. Derivative Financial Instruments

The company is exposed to certain risks relating to its ongoing business operations. The company utilizes derivative instruments to mitigate commodity margin risk, and occasionally to mitigate foreign currency exchange rate risk, and have in the past to mitigate interest rate fluctuation risk. The company routinely enters into forward exchange traded futures and option contracts to manage the price risk associated with nonferrous metals inventory as well as purchases and sales of nonferrous metals (primarily aluminum and copper) and ferrous metals. The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements.

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of March 31, 2023:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	8,625
Aluminum	Short	15,750
Copper	Long	14,297
Copper	Short	33,348

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of March 31, 2023, and December 31, 2022, and gains and losses related to derivatives included in the company’s statement of income for the three-month periods ended March 31, 2023 and 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivative instruments designated as hedges
Commodity futures	Other current assets	$3,055	$2,169	$1,958	$2,119

Derivative instruments not designated as hedges
Commodity futures	Other current assets	3,104	2,102	3,234	5,269
Total derivative instruments		$6,159	$4,271	$5,192	$7,388

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $18.7 million at March 31, 2023, and $23.5 million at December 31, 2022, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	(loss) recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended March 31,		fair value hedge	related hedged	ended March 31,
	derivatives	2023	2022	relationships	items	2023	2022
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$(155)	$1,326	Firm commitments	Costs of goods sold	$377	$(1,192)
				Inventory	Costs of goods sold	239	(384)
						$616	$(1,576)
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$(11,390)	$(11,221)

Derivatives accounted for as fair value hedges had ineffectiveness resulting in losses of $301,000 and gains of $285,000 during the three-month periods ended March 31, 2023 and 2022, respectively. Gains excluded from hedge effectiveness testing of $763,000 decreased cost of goods sold during the three-month period ended March 31, 2023, and losses excluded from hedge effectiveness testing of $536,000 increased cost of goods sold during the three-month period ended March 31, 2022.

Derivatives accounted for as cash flow hedges resulted in net gains of $2.0 million and $18.1 million recognized in other comprehensive income for the three-month periods ended March 31, 2023 and 2022, respectively. Net gains of $786,000 and $3.2 million were reclassified from accumulated other comprehensive income for the three-month periods ended March 31, 2023 and 2022, respectively. At March 31, 2023, the company expects to reclassify all $2.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2023
Short-term investments	$714,769	$-	$714,769	$-
Commodity futures – financial assets	6,159	-	6,159	-
Commodity futures – financial liabilities	5,192	-	5,192	-

December 31, 2022
Short-term investments	$628,215	$-	$628,215	$-
Commodity futures – financial assets	4,271	-	4,271	-
Commodity futures – financial liabilities	7,388	-	7,388	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.8 billion and $2.7 billion at March 31, 2023 and December 31, 2022, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at March 31, 2023 and December 31, 2022.

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
March 31, 2023	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,847,186	$382,803	$868,702	$352,329		$-		$4,451,020
External Non-U.S.	213,635	200,665	66	27,820		-		442,186
Other segments	124,810	578,459	36	-		(703,305)		-
	3,185,631	1,161,927	868,804	380,149		(703,305)		4,893,206
Operating income (loss)	341,760	39,688	551,272	(98,940)	(1)	1,580		835,360
Income (loss) before income taxes	342,500	45,549	551,412	(92,896)		1,224		847,789
Depreciation and amortization	83,476	14,365	2,331	7,522		-		107,694
Capital expenditures	120,539	19,697	4,496	81,587		-		226,319

As of March 31, 2023
Assets	$8,615,026	$1,416,914	$1,180,335	$3,157,475	(2)	$(149,990)	(3)	$14,219,760

Footnotes related to the three-month period ended March 31, 2023, segment results (in millions):

(1)	Corporate SG&A	$(23.6)	(2)	Cash and equivalents	$1,462.7
	Companywide equity-based compensation	(13.6)		Short-term investments	714.8
	Company profit sharing component	(68.9)		Accounts receivable	40.9
	Other, net	7.2		Inventories	133.0
		$(98.9)		Property, plant and equipment, net	450.8
				Intra-company debt	38.0
				Investments in unconsolidated affiliates	234.3
				Other	83.0
					$3,157.5

(3)	Elimination of intra-company receivables	$(93.4)
	Elimination of intra-company debt	(38.0)
	Other	(18.6)
		$(150.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
March 31, 2022	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,573,202	$448,043	$929,842	$297,121		$-	$5,248,208
External Non-U.S.	189,294	131,582	139	679		-	321,694
Other segments	169,157	563,592	119	658		(733,526)	-
	3,931,653	1,143,217	930,100	298,458		(733,526)	5,569,902
Operating income (loss)	1,163,010	44,960	466,875	(174,535)	(1)	(5,443)	1,494,867
Income (loss) before income taxes	1,152,216	45,730	465,199	(199,629)		(5,786)	1,457,730
Depreciation and amortization	66,682	13,254	2,430	5,180		-	87,546
Capital expenditures	136,190	11,557	3,690	7,893		-	159,330

Footnotes related to the three-month period ended March 31, 2022, segment results (in millions):

(1)	Corporate SG&A	$(19.6)
	Companywide equity-based compensation	(15.9)
	Company profit sharing component	(125.6)
	Other, net	(13.4)
		$(174.5)

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2022, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 16 million tons and actual metals recycling volumes, with one of the most diversified product and end market portfolios in the domestic steel industry, combined with meaningful downstream steel fabrication operations. Our primary sources of revenue are from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

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

Results Overview

In the first quarter of 2023 we achieved record quarterly steel shipments of 3.3 million tons, as steel demand remained strong, most notably in the automotive, non-residential construction, energy, and industrial sectors. Our metals recycling operations benefitted from strengthening domestic steel industry demand, while our steel fabrication segment again achieved historically strong results on continued robust non-residential construction demand.

Consolidated operating income decreased $659.5 million, or 44%, to $835.4 million for the first quarter of 2023, compared to the first quarter of 2022. First quarter 2023 net income attributable to Steel Dynamics, Inc. decreased $466.6 million, or 42%, to $637.3 million, compared to the first quarter of 2022, consistent with the decreased operating income.

Segment Operating Results 2023 vs. 2022 (dollars in thousands)

	Three Months Ended March 31,
	2023	% Change	2022
Net sales:
Steel Operations Segment	$3,185,631	(19)%	$3,931,653
Metals Recycling Operations Segment	1,161,927	2%	1,143,217
Steel Fabrication Operations Segment	868,804	(7)%	930,100
Other	380,149	27%	298,458
	5,596,511		6,303,428
Intra-company	(703,305)		(733,526)
	$4,893,206	(12)%	$5,569,902

Operating income (loss):
Steel Operations Segment	$341,760	(71)%	$1,163,010
Metals Recycling Operations Segment	39,688	(12)%	44,960
Steel Fabrication Operations Segment	551,272	18%	466,875
Other	(98,940)	43%	(174,535)
	833,780		1,500,310
Intra-company	1,580		(5,443)
	$835,360	(44)%	$1,494,867

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, numerous value-added downstream steel coating and processing operations, and distribution operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 63% and 68% of our consolidated net sales during the three-month periods ended March 31, 2023 and 2022, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2023	% Change	2022

Total shipments	3,309,296	14%	2,894,828
Intra-segment shipments	(335,236)		(385,289)
Steel Operations Segment shipments	2,974,060	19%	2,509,539

External shipments	2,833,469	18%	2,409,763

Steel Operations Segment Results 2023 vs. 2022

During the first quarter of 2023, our steel operations achieved record shipments of 3.3 million tons (3.0 million excluding intra-segment), bolstered by 368,000 tons from Sinton. Steel demand remained strong, with the automotive, non-residential construction, energy, and industrial sectors continuing to lead demand. Sheet steel pricing was substantially lower than the first quarter of 2022, as prices steadily declined throughout 2022, but trended upward during the first quarter 2023. First quarter 2023 total steel segment average selling prices decreased 32%, or $496 per ton, compared to first quarter of 2022. Steel operations segment shipments, including Sinton, increased 18% in the first quarter 2023, as compared to the same period in 2022. Net sales for the steel operations in the first quarter 2023 decreased 19% compared to the same period in 2022, due to the decrease in average steel selling prices offsetting increased shipments.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $60, or 13%, in the first quarter of 2023, compared to the same period in 2022, consistent with overall decreased domestic scrap pricing noted below in the metals recycling operations segment discussion.

As a result of average selling prices decreasing more than scrap costs, specifically for sheet steel products, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 39% in the first quarter of 2023 compared to the first quarter of 2022. As a result of this metal spread compression and additional costs during start-up at Sinton, operating income for the steel operations decreased 71%, to $341.8 million, in the first quarter of 2023, compared to the same period in 2022.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. Ferrous scrap tons from our metals recycling operations sold to our own steel mills increased 7% in the first quarter of 2023 compared to the first quarter of 2022, as our steel mills utilization (excluding Sinton) was 94% and 93% in the first quarters of 2023 and 2022, respectively. Our metals recycling operations accounted for 12% and 10% of our consolidated net sales during the three-month periods ended March 31, 2023 and 2022, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended March 31,
	2023	% Change	2022
Ferrous metal (gross tons)
Total	1,452,821	15%	1,265,222
Inter-company	(885,418)	7%	(827,994)
External shipments	567,403	30%	437,228

Nonferrous metals (thousands of pounds)
Total	285,837	10%	260,890
Inter-company	(45,106)		(24,761)
External shipments	240,731	2%	236,129

Metals Recycling Operations Segment Results 2023 vs. 2022

During the first quarter of 2023, our metals recycling operations benefitted from strengthening domestic steel industry demand, resulting in higher scrap shipments. Net sales increased 2% during the first quarter of 2023 compared to the same period in 2022, driven by increased sales volumes for both ferrous and nonferrous metals in spite of lower domestic steel mill utilization rates. Domestic steel mill utilization rates were approximately 75% in the first quarter of 2023, as compared to approximately 80% in the first quarter of 2022. Ferrous scrap average selling prices decreased 13% during the first quarter of 2023 compared to the same period in 2022, while average nonferrous scrap prices decreased 4%. Ferrous and nonferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 7% during the first quarter of 2023 compared to the same period in 2022. As a result of the compressed ferrous and nonferrous metals spreads, metals recycling operations operating income decreased 12% to $39.7 million in the first quarter of 2023 compared to the first quarter of 2022.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, girders, trusses, and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 18% and 17% of our consolidated net sales during the three-month periods ended March 31, 2023 and 2022, respectively.

Steel Fabrication Operations Segment Results 2023 vs. 2022

Our steel fabrication operations continue to benefit from the strong non-residential construction market, as evidenced by a historically high order backlog, robust order entry, and continued elevated forward-pricing at the end of the first quarter of 2023. The continued onshoring of manufacturing, coupled with the robust U.S. infrastructure program and industrial build-outs, supports consistent strong demand. Net sales for the steel fabrication operations decreased 7% during the first quarter of 2023 compared to the same period in 2022, as average selling prices increased $597 per ton, or 13%, while shipments decreased 18%.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed decreased 29% in the first quarter 2023, as compared to the same period in 2022. As a result of increased selling prices per ton combined with decreased steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) increased 40% in the first quarter of 2023 compared to the same period in 2022. This expanded metal spread more than offset decreased shipments, resulting in operating income increasing 18% to $551.3 million in the first quarter 2023, compared to $466.9 million in the same period in 2022.

Other Operations

First Quarter Consolidated Results 2023 vs. 2022

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $144.3 million during the first quarter of 2023 decreased 5% from $152.0 million during the first quarter of 2022. Selling, general and administrative expenses represented 3.0% and 2.7% of net sales during first quarter 2023 and 2022, respectively.

Profit sharing expense during the first quarter of 2023 of $69.6 million decreased 46% from the $128.5 million during the same period in 2022, consistent with decreased pretax earnings. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the first quarter of 2023, interest expense was $22.5 million, an increase of $5.8 million compared to the first quarter of 2022. The higher interest expense in the first quarter 2023 compared to the same period in 2022 was due to lower capitalized interest in 2023 related to the completion of Sinton construction in 2022.

Other (Income) Expense, net.  Net other income was $34.9 million in the first quarter of 2023, compared to net other expense of $20.5 million in the first quarter of 2022, due primarily to an increase in interest income of $25.4 million associated with our increased invested cash and short-term investments, as well as an increase in net earnings from equity investments of $20.6 million.

Income Tax Expense. First quarter 2023 income tax expense of $203.5 million decreased 42% compared to the $350.4 million during the first quarter of 2022, at an effective income tax rate of 24.0% during both periods, consistent with decreased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, and long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2023, is as follows (in thousands):

Cash and equivalents	$1,604,943
Short-term investments	714,769
Revolver availability	1,190,934
Total liquidity	$3,510,646

Our total outstanding debt of $3.1 billion is consistent with our total outstanding debt at December 31, 2022. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 26.9% and 27.7% at March 31, 2023, and December 31, 2022, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver, and matures in December 2024. Subject to certain conditions, we have the opportunity to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2023, we had $1.2 billion of availability on the Revolver, $9.1 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as allowed in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2023, our interest coverage ratio and debt to capitalization ratio were 48.36:1.00 and 0.27:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2023, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital. We generated cash flow from operations of $733.8 million in the first quarter of 2023 compared to $819.0 million in the same 2022 period. Operational working capital (representing amounts invested in trade receivables and inventories, less current liabilities other than income taxes payable and debt) increased $254.5 million, or 8%, to $3.5 billion at March 31, 2023, due primarily to funding of the $421.7 million in 2022 company-wide profit sharing.

Capital Investments. During the first quarter of 2023, we invested $226.3 million in property, plant and equipment, primarily within our steel operations segment, compared with $159.3 million invested during the same period in 2022. We entered 2023 with ample liquidity of $3.4 billion and anticipated operating cash flow generation to provide for our planned 2023 capital requirements, including the four new flat roll coating lines at Sinton and Heartland. We announced in 2022 our plans to invest $2.5 billion in a new state-of-the-art low-carbon aluminum flat roll mill with two supporting satellite recycled aluminum slab centers, which is planned to be funded by available cash and cash flow from operations. Expenditures began in the third quarter of 2022 and are expected to continue through 2025.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 25% to $0.425 per share in the first quarter of 2023 (from $0.34 per share in 2022), resulting in declared cash dividends of $72.3 million during the first quarter of 2023, compared to $64.3 million during the same period in 2022. We paid cash dividends of $58.8 million and $50.7 million during the first quarters of 2023 and 2022, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2022 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $354.0 million and $389.2 million of share repurchases during the first quarters of 2023 and 2022, respectively. As of March 31, 2023, we had $982.1 million remaining available to purchase under the November 2022 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At March 31, 2023, we had a cumulative unrealized gain associated with these financial contracts of $1 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of March 31, 2023.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended March 31, 2023

January 1 - 31	792,796	$108.28	792,796	$1,247,525
February 1 - 28	936,421	124.57	936,421	1,132,045
March 1 - 31	1,240,271	122.15	1,240,271	982,072
	2,969,488		2,969,488
(1)	In November 2022, our board of directors authorized a share repurchase program of up to $1.5 billion of our common stock.

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

3.2

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through January 23, 2023, incorporated herein by reference from Exhibit 3.2 to our Form 10-K filed February 28, 2023.

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

May 5, 2023

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)