Form 10-Q
period 2023-06-30
STEEL DYNAMICS INC
filed 2023-08-08
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

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

As of July 31, 2023, Registrant had 165,644,387 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and equivalents	$1,475,356	$1,628,417
Short-term investments	611,701	628,215
Accounts receivable, net	2,079,949	1,976,282
Accounts receivable-related parties	63,015	79,769
Inventories	3,044,009	3,129,964
Other current assets	122,025	195,371
Total current assets	7,396,055	7,638,018

Property, plant and equipment, net	5,783,622	5,373,665

Intangible assets, net	274,005	267,507
Goodwill	477,471	502,067
Other assets	620,244	378,727
Total assets	$14,551,397	$14,159,984
Liabilities and Equity
Current liabilities
Accounts payable	$1,039,149	$1,007,304
Accounts payable-related parties	9,435	9,934
Income taxes payable	39,177	6,520
Accrued payroll and benefits	321,303	610,558
Accrued expenses	293,102	340,646
Current maturities of long-term debt	56,869	57,334
Total current liabilities	1,759,035	2,032,296

Long-term debt	3,010,829	3,013,241
Deferred income taxes	941,491	889,103
Other liabilities	175,073	129,539
Total liabilities	5,886,428	6,064,179

Commitments and contingencies

Redeemable noncontrolling interests	171,212	181,503

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
267,772,737 and 267,762,488 shares issued; and 166,383,336 and 172,936,163
shares outstanding, as of June 30, 2023 and December 31, 2022, respectively	650	650
Treasury stock, at cost; 101,389,401 and 94,826,325 shares,
as of June 30, 2023 and December 31, 2022, respectively	(5,179,722)	(4,459,513)
Additional paid-in capital	1,204,134	1,212,566
Retained earnings	12,681,894	11,375,765
Accumulated other comprehensive income	1,027	889
Total Steel Dynamics, Inc. equity	8,707,983	8,130,357
Noncontrolling interests	(214,226)	(216,055)
Total equity	8,493,757	7,914,302
Total liabilities and equity	$14,551,397	$14,159,984

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales
Unrelated parties	$4,930,422	$5,964,503	$9,675,775	$11,375,304
Related parties	151,208	248,375	299,061	407,476
Total net sales	5,081,630	6,212,878	9,974,836	11,782,780

Costs of goods sold	3,774,772	4,329,536	7,611,856	8,116,925
Gross profit	1,306,858	1,883,342	2,362,980	3,665,855

Selling, general and administrative expenses	141,209	118,377	285,518	270,392
Profit sharing	90,990	139,742	160,565	268,211
Amortization of intangible assets	10,924	7,160	17,802	14,322
Operating income	1,063,735	1,618,063	1,899,095	3,112,930

Interest expense, net of capitalized interest	20,767	25,667	43,274	42,336
Other (income) expense, net	(31,348)	(4,021)	(66,284)	16,447
Income before income taxes	1,074,316	1,596,417	1,922,105	3,054,147

Income tax expense	258,139	381,765	461,595	732,141
Net income	816,177	1,214,652	1,460,510	2,322,006

Net income attributable to noncontrolling interests	(4,070)	(5,098)	(11,093)	(8,521)
Net income attributable to Steel Dynamics, Inc.	$812,107	$1,209,554	$1,449,417	$2,313,485

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$4.83	$6.49	$8.54	$12.22

Weighted average common shares outstanding	168,009	186,442	169,803	189,300

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$4.81	$6.44	$8.49	$12.14

Weighted average common shares and share equivalents outstanding	168,865	187,740	170,672	190,491

Dividends declared per share	$0.425	$0.34	$0.85	$0.68

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$816,177	$1,214,652	$1,460,510	$2,322,006
Other comprehensive income - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax expense (benefit) of
($247) and ($4,465) for the three months ended, and $44 and ($908)
for the six months ended June 30, 2023 and 2022, respectively	(773)	(14,295)	138	(2,908)
Comprehensive income	815,404	1,200,357	1,460,648	2,319,098

Comprehensive income attributable to noncontrolling interests	(4,070)	(5,098)	(11,093)	(8,521)
Comprehensive income attributable to Steel Dynamics, Inc.	$811,334	$1,195,259	$1,449,555	$2,310,577

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2023	2022	2023	2022

Operating activities:
Net income	$816,177	$1,214,652	$1,460,510	$2,322,006

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	110,970	95,701	218,664	183,247
Equity-based compensation	11,678	11,069	27,756	27,588
Deferred income taxes	43,380	(2,636)	52,388	(4)
Other adjustments	1,541	(640)	(8,465)	10,517
Changes in certain assets and liabilities:
Accounts receivable	(16,971)	(297,047)	(87,893)	(744,281)
Inventories	(55,158)	(130,552)	85,954	(116,237)
Other assets	(4,923)	(12,887)	2,919	6,515
Accounts payable	(114,013)	187,521	3,299	111,550
Income taxes receivable/payable	(85,486)	(203,352)	103,761	138,553
Accrued expenses	100,611	140,023	(317,304)	(118,634)
Net cash provided by operating activities	807,806	1,001,852	1,541,589	1,820,820

Investing activities:
Purchases of property, plant and equipment	(358,280)	(164,142)	(584,599)	(323,472)
Purchases of short-term investments	(165,052)	(351,510)	(521,829)	(351,510)
Proceeds from maturities of short-term investments	267,969	-	539,076	-
Investments in unconsolidated affiliates	-	-	-	(222,480)
Other investing activities	(217,905)	4,817	(215,562)	5,227
Net cash used in investing activities	(473,268)	(510,835)	(782,914)	(892,235)

Financing activities:
Issuance of current and long-term debt	327,132	382,868	721,042	702,647
Repayment of current and long-term debt	(321,143)	(414,719)	(726,422)	(763,991)
Dividends paid	(72,323)	(64,344)	(131,121)	(115,043)
Purchases of treasury stock	(380,206)	(517,024)	(734,203)	(906,214)
Other financing activities	(17,579)	(60,241)	(41,028)	(82,768)
Net cash used in financing activities	(464,119)	(673,460)	(911,732)	(1,165,369)

Decrease in cash, cash equivalents, and restricted cash	(129,581)	(182,443)	(153,057)	(236,784)
Cash, cash equivalents, and restricted cash at beginning of period	1,610,443	1,195,028	1,633,919	1,249,369

Cash, cash equivalents, and restricted cash at end of period	$1,480,862	$1,012,585	$1,480,862	$1,012,585

Supplemental disclosure information:
Cash paid for interest	$41,781	$41,114	$51,377	$50,282
Cash paid for income taxes, net	$308,055	$580,454	$312,758	$590,402

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS) – 90% equity interest as of April 1, 2023, Vulcan Threaded Products, Inc., and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility. Steel operations accounted for 67% of the company’s consolidated net sales during the three-month periods ended June 30, 2023 and 2022 and the six-month period ended June 30, 2022 and 65% during the six-month period ended June 30, 2023.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 12% of the company’s consolidated net sales during the three and six-month periods ended June 30, 2023 and 10% during the three and six-month periods ended June 30, 2022.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 15% and 16% of the company’s consolidated net sales during the three and six-month periods ended June 30, 2023, respectively, and 17% during the three and six-month periods ended June 30, 2022.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consist of joint ventures, including the company’s newly announced aluminum flat roll mill and the company’s idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 90% by SDI at April 1, 2023 and 87.5% at December 31, 2022) are $60.0 million at June 30, 2023, and $70.3 million at December 31, 2022. On April 1, 2023, a noncontrolling member of USS exercised its option to require SDI to purchase its 2.5% equity interest, increasing SDI’s ownership to 90%. The remaining noncontrolling members’ option to require SDI to purchase the remaining 10% equity interest of USS has been extended to on or after February 28, 2025. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85.5% by SDI) are $111.2 million at June 30, 2023, and December 31, 2022.

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

Senior Credit Facility

On July 19, 2023, the company entered into a new unsecured credit agreement comprised of a senior unsecured credit facility (Facility), which provides a $1.2 billion Revolver, maturing July 19, 2028. The new Credit Agreement replaces the December 3, 2019 Credit Agreement. Subject to certain conditions, the company has the ability to increase the Revolver size by $500.0 million. The Facility is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to the company’s ability to incur indebtedness and permit liens on certain assets. The company’s ability to borrow funds within the terms of the unsecured Revolver is dependent upon its continued compliance with financial and other covenants.

The Facility pricing grid is adjusted quarterly and is based on either the company’s leverage of net debt (as defined in the Facility) to last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash items, as defined in the Facility), or the company’s credit ratings. The minimum pricing is adjusted Secured Overnight Financing Rate (SOFR) plus 1.000% and the maximum pricing is adjusted SOFR plus 1.75%. In addition, the company is subject to an unused commitment fee of between 0.11% and 0.275% (based on either the company’s leverage of net debt to LTM consolidated adjusted EBITDA, or the company’s credit ratings) which is applied to the unused portion of the Revolver.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Other Obligations

One of the company’s consolidated joint venture subsidiaries amended and restated its secured credit agreement and extended the maturity to June 2028, comprised of a $125.0 million revolving credit facility, which is subject to a borrowing base determined from eligible accounts receivable and inventory.

Goodwill

The company’s goodwill consisted of the following at June 30, 2023, and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	203,413	228,009
Steel Fabrication Operations Segment	1,925	1,925
	$477,471	$502,067

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

At June 30, 2023, the company reported $2,143 million of accounts receivable, net of allowances for credit losses of $7.9 million. Changes in the allowance were not material for each of the three and six-month periods ended June 30, 2023 and 2022.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and six-month periods ended June 30, 2023 and 2022.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share (Continued)

	Three-Month Periods Ended June 30,
	2023			2022
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$812,107	168,009	$4.83	$1,209,554	186,442	$6.49
Dilutive common share equivalents	-	856		-	1,298
Diluted earnings per share	$812,107	168,865	$4.81	$1,209,554	187,740	$6.44

N

	Six-Month Periods Ended June 30,
	2023			2022
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,449,417	169,803	$8.54	$2,313,485	189,300	$12.22
Dilutive common share equivalents	-	869		-	1,191
Diluted earnings per share	$1,449,417	170,672	$8.49	$2,313,485	190,491	$12.14

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$1,416,669	$1,608,344
Supplies	678,823	629,074
Work in progress	305,691	256,071
Finished goods	642,826	636,475
Total inventories	$3,044,009	$3,129,964

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests (in thousands) for each of the three and six-month periods ended June 30, 2023 and 2022:

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity (Continued)

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income	Interests	Equity	Interests
Balances at December 31, 2022	$650	$(4,459,513)	$1,212,566	$11,375,765	$889	$(216,055)	$7,914,302	$181,503
Dividends declared	-	-	-	(72,316)	-	-	(72,316)	-
Noncontrolling investors, net	-	-	-	-	-	(7,387)	(7,387)	4,702
Share repurchases	-	(353,997)	-	-	-	-	(353,997)	-
Equity-based compensation	-	12,997	(18,487)	(138)	-	-	(5,628)	-
Net income	-	-	-	637,310	-	7,023	644,333	-
Other comprehensive income, net of tax	-	-	-	-	911	-	911	-
Balances at March 31, 2023	650	(4,800,513)	1,194,079	11,940,621	1,800	(216,419)	8,120,218	186,205
Dividends declared	-	-	-	(70,694)	-	-	(70,694)	-
Noncontrolling investors, net	-	-	-	-	-	(1,877)	(1,877)	(14,993)
Share repurchases	-	(380,206)	-	-	-	-	(380,206)	-
Equity-based compensation	-	997	10,055	(140)	-	-	10,912	-
Net income	-	-	-	812,107	-	4,070	816,177	-
Other comprehensive loss, net of tax	-	-	-	-	(773)	-	(773)	-
Balances at June 30, 2023	$650	$(5,179,722)	$1,204,134	$12,681,894	$1,027	$(214,226)	$8,493,757	$171,212

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2021	$649	$(2,674,267)	$1,218,933	$7,761,417	$(2,091)	$(195,884)	$6,108,757	$211,414
Dividends declared	-	-	-	(64,344)	-	-	(64,344)	-
Noncontrolling investors, net	-	-	-	-	-	(21,633)	(21,633)	16,500
Share repurchases	-	(389,190)	-	-	-	-	(389,190)	-
Equity-based compensation	-	12,960	(14,910)	(121)	-	-	(2,071)	-
Net income	-	-	-	1,103,931	-	3,423	1,107,354	-
Other comprehensive income, net of tax	-	-	-	-	11,387	-	11,387	-
Balances at March 31, 2022	$649	$(3,050,497)	$1,204,023	$8,800,883	$9,296	$(214,094)	$6,750,260	$227,914
Dividends declared	-	-	-	(62,088)	-	-	(62,088)	-
Noncontrolling investors, net	-	-	630	(2,495)	-	1,235	(630)	(59,611)
Share repurchases	-	(517,024)	-	-	-	-	(517,024)	-
Equity-based compensation	-	1,028	8,828	(144)	-	-	9,712	-
Net income	-	-	-	1,209,554	-	5,098	1,214,652	-
Other comprehensive loss, net of tax	-	-	-	-	(14,295)	-	(14,295)	-
Balances at June 30, 2022	$649	$(3,566,493)	$1,213,481	$9,945,710	$(4,999)	$(207,761)	$7,380,587	$168,303

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of June 30, 2023:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	8,150
Aluminum	Short	12,500
Copper	Long	55,905
Copper	Short	74,877

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of June 30, 2023, and December 31, 2022, and gains and losses related to derivatives included in the company’s statement of income for the three and six-month periods ended June 30, 2023, and 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivative instruments designated as hedges
Commodity futures	Other current assets	$4,485	$2,169	$1,979	$2,119

Derivative instruments not designated as hedges
Commodity futures	Other current assets	26,915	2,102	14,398	5,269
Total derivative instruments		$31,400	$4,271	$16,377	$7,388

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $18.2 million at June 30, 2023, and $23.5 million at December 31, 2022, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain				Amount of loss
		recognized in income			Location of loss	recognized in income
	Location of gain	on derivatives for the			recognized	on derivatives for the
	recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended June 30,		fair value hedge	related hedged	ended June 30,
	derivatives	2023	2022	relationships	items	2023	2022
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$2,430	$11,956	Firm commitments	Costs of goods sold	$(264)	$(4,343)
				Inventory	Costs of goods sold	(368)	(5,996)
						$(632)	$(10,339)
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$18,639	$27,391

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

		Amount of gain				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain	on derivatives for the			(loss) recognized	on derivatives for the
	recognized	six-month periods		Hedged items in	in income on	six-month periods
	in income on	ended June 30,		fair value hedge	related hedged	ended June 30,
	derivatives	2023	2022	relationships	items	2023	2022
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$2,275	$13,281	Firm commitments	Costs of goods sold	$113	$(5,535)
				Inventory	Costs of goods sold	(129)	(6,380)
						$(16)	$(11,915)
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$7,249	$16,170

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $348,000 and $10,000 during the three-month periods ended June 30, 2023, and 2022, respectively, and gains of $47,000 and $295,000 during the six-month periods ended June 30, 2023, and 2022, respectively. Gains excluded from hedge effectiveness testing of $1.4 million and $1.6 million decreased cost of goods sold during the three-month periods ended June 30, 2023, and 2022, respectively. Gains excluded from hedge effectiveness testing of $2.2 million and $1.1 million decreased cost of goods sold during the six months ended June 30, 2023, and 2022, respectively.

Derivatives accounted for as cash flow hedges resulted in net gains of $321,000 and net losses of $21.4 million recognized in other comprehensive income for the three-month periods ended June 30, 2023, and 2022, respectively, and net gains of $2.3 million and net losses of $3.2 million for the six-month periods ended June 30, 2023, and 2022, respectively. Net gains of $1.3 million and $2.6 million were reclassified from accumulated other comprehensive income for the three-month periods ended June 30, 2023, and 2022, respectively, and net gains of $2.1 million and net losses of $599,000 for the six-month periods ended June 30, 2023, and 2022, respectively. At June 30, 2023, the company expects to reclassify all $1.4 million of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2023
Short-term investments	$611,701	$-	$611,701	$-
Commodity futures – financial assets	31,400	-	31,400	-
Commodity futures – financial liabilities	16,377	-	16,377	-

December 31, 2022
Short-term investments	$628,215	$-	$628,215	$-
Commodity futures – financial assets	4,271	-	4,271	-
Commodity futures – financial liabilities	7,388	-	7,388	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion at June 30, 2023, and December 31, 2022, (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at June 30, 2023 and December 31, 2022).

Note 7. Commitments and Contingencies

The company is involved in various routine litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are expected to have a material impact on the company’s financial condition, results of operations, or liquidity.

Note 8. Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the consolidated financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures, including the company’s newly announced aluminum flat roll mill and the company’s idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
June 30, 2023	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,123,476	$368,561	$779,374	$259,963		$-		$4,531,374
External Non-U.S.	274,033	223,812	35	52,376		-		550,256
Other segments	210,724	575,752	189	269		(786,934)		-
	3,608,233	1,168,125	779,598	312,608		(786,934)		5,081,630
Operating income (loss)	702,646	33,005	462,080	(120,811)	(1)	(13,185)		1,063,735
Income (loss) before income taxes	703,887	38,225	462,207	(116,407)		(13,596)		1,074,316
Depreciation and amortization	81,590	20,761	2,422	6,197		-		110,970
Capital expenditures	101,806	25,259	7,138	224,077		-		358,280

As of June 30, 2023
Assets	$8,802,562	$1,418,244	$1,148,279	$3,357,423	(2)	$(175,111)	(3)	$14,551,397

Footnotes related to the three-month period ended June 30, 2023, segment results (in millions):

(1)	Corporate SG&A	$(22.6)	(2)	Cash and equivalents	$1,325.9
	Companywide equity-based compensation	(11.2)		Short-term and other investments	837.3
	Company profit sharing component	(88.0)		Accounts receivable	50.8
	Other, net	1.0		Inventories	117.4
		$(120.8)		Property, plant and equipment, net	689.4
				Intra-company debt	35.7
				Investments in unconsolidated affiliates	231.5
				Other	69.4
					$3,357.4

(3)	Elimination of intra-company receivables	$(104.8)
	Elimination of intra-company debt	(35.7)
	Other	(34.6)
		$(175.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
June 30, 2022	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,929,646	$476,093	$1,085,710	$330,574		$-	$5,822,023
External Non-U.S.	212,376	173,642	44	4,793		-	390,855
Other segments	104,594	706,247	4,444	372		(815,657)	-
	4,246,616	1,355,982	1,090,198	335,739		(815,657)	6,212,878
Operating income (loss)	1,102,725	54,443	599,191	(162,194)	(1)	23,898	1,618,063
Income (loss) before income taxes	1,086,795	53,446	596,763	(164,143)		23,556	1,596,417
Depreciation and amortization	73,962	13,021	2,433	6,285		-	95,701
Capital expenditures	135,864	15,199	4,569	8,510		-	164,142

Footnotes related to the three-month period ended June 30, 2022, segment results (in millions):

(1)	Corporate SG&A	$(12.7)
	Companywide equity-based compensation	(8.8)
	Company profit sharing component	(136.7)
	Other, net	(4.0)
		$(162.2)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication
June 30, 2023	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$5,970,662	$751,364	$1,648,076	$612,292		$-	$8,982,394
External Non-U.S.	487,668	424,477	101	80,196		-	992,442
Other segments	335,534	1,154,211	225	269		(1,490,239)	-
	6,793,864	2,330,052	1,648,402	692,757		(1,490,239)	9,974,836
Operating income (loss)	1,044,406	72,693	1,013,352	(219,751)	(1)	(11,605)	1,899,095
Income (loss) before income taxes	1,046,387	83,774	1,013,619	(209,303)		(12,372)	1,922,105
Depreciation and amortization	165,066	35,126	4,753	13,719		-	218,664
Capital expenditures	222,345	44,956	11,634	305,664		-	584,599

Footnotes related to the six-month period ended June 30, 2023, segment results (in millions):

(1)	Corporate SG&A	$(46.2)
	Companywide equity-based compensation	(24.8)
	Company profit sharing component	(156.9)
	Other, net	8.1
		$(219.8)

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

Other (Income) Expense, net. Other income consists of interest income earned on our temporary cash deposits, short-term and other investments, and any other non-operating income activity, including income from investments in unconsolidated affiliates accounted for under the equity method. Other expense consists of any non-operating costs, such as certain acquisition and financing expenses.

Results Overview

In the second quarter of 2023 we achieved quarterly steel shipments of 3.2 million tons, as steel demand remained strong, most notably in the automotive, construction, energy, and industrial sectors. Our metals recycling operations benefitted from continued steady domestic steel industry demand, while our steel fabrication segment again achieved historically strong results on continued solid non-residential construction demand.

Consolidated operating income decreased $554.3 million, or 34%, to $1.1 billion for the second quarter of 2023, compared to the second quarter of 2022. Second quarter 2023 net income attributable to Steel Dynamics, Inc. decreased $397.4 million, or 33%, to $812.1 million, compared to the second quarter of 2022, consistent with the decreased operating income.

Consolidated operating income decreased $1.2 billion, or 39%, to $1.9 billion for the first half of 2023, compared to the first half of 2022. First half 2023 net income attributable to Steel Dynamics, Inc. decreased $864.1 million to $1.4 billion, compared to the first half of 2022, consistent with the decreased operating income.

Segment Operating Results 2023 vs. 2022 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
Net sales:
Steel Operations Segment	$3,608,233	(15)%	$4,246,616	$6,793,864	(17)%	$8,178,269
Metals Recycling Operations Segment	1,168,125	(14)%	1,355,982	2,330,052	(7)%	2,499,199
Steel Fabrication Operations Segment	779,598	(28)%	1,090,198	1,648,402	(18)%	2,020,298
Other	312,608	(7)%	335,739	692,757	9%	634,197
	5,868,564		7,028,535	11,465,075		13,331,963
Intra-company	(786,934)		(815,657)	(1,490,239)		(1,549,183)
	$5,081,630	(18)%	$6,212,878	$9,974,836	(15)%	$11,782,780

Operating income (loss):
Steel Operations Segment	$702,646	(36)%	$1,102,725	$1,044,406	(54)%	$2,265,735
Metals Recycling Operations Segment	33,005	(39)%	54,443	72,693	(27)%	99,403
Steel Fabrication Operations Segment	462,080	(23)%	599,191	1,013,352	(5)%	1,066,066
Other	(120,811)	26%	(162,194)	(219,751)	35%	(336,729)
	1,076,920		1,594,165	1,910,700		3,094,475
Intra-company	(13,185)		23,898	(11,605)		18,455
	$1,063,735	(34)%	$1,618,063	$1,899,095	(39)%	$3,112,930

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, numerous value-added downstream steel coating and processing operations, and distribution operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 67% of our consolidated net sales during the three-month periods ended June 30, 2023 and 2022 and the six-month period ended June 30, 2022, and 65% during the six-month period ended June 30, 2023.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022

Total shipments	3,211,275	3%	3,114,245	6,520,571	9%	6,009,073
Intra-segment shipments	(324,660)		(355,720)	(659,896)		(741,009)
Steel Operations Segment shipments	2,886,615	5%	2,758,525	5,860,675	11%	5,268,064

External shipments	2,703,031	0%	2,691,918	5,536,500	9%	5,101,681

Steel Operations Segment Results 2023 vs. 2022

During the second quarter of 2023, our steel operations achieved consistent shipments of 3.2 million tons (2.9 million excluding intra-segment) with the sequential quarter, including 356,000 tons from Sinton. Steel order activity remained steady, with the automotive, construction, industrial and energy sectors continuing to lead demand. Sheet steel pricing was substantially lower than the second quarter of 2022, as prices steadily declined throughout 2022, but continued their upward trend during the first half of 2023. Second quarter 2023 total steel segment average selling prices decreased 19%, or $289 per ton, compared to second quarter of 2022. Steel operations segment shipments increased 5% in the second quarter 2023, as compared to the same period in 2022. Net sales for the steel operations in the second quarter 2023 decreased 15% compared to the same period in 2022, due to the decrease in average steel selling prices offsetting slightly increased shipments. Net sales for the steel operations decreased 17%, in the first half of 2023 when compared to the same period in 2022, again due to the decrease in average steel selling prices offsetting increased shipments.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $94, or 18%, in the second quarter of 2023, compared to the same period in 2022, consistent with overall decreased domestic scrap pricing noted below in the metals recycling operations segment discussion. In the first half of 2023, our metallic raw material cost per ton decreased $79, or 16%, compared to the same period in 2022.

As a result of average selling prices decreasing more than scrap costs, specifically for sheet steel products, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 19% in the second quarter of 2023 compared to the second quarter of 2022. As a result of this metal spread compression, operating income for the steel operations decreased 36%, to $702.6 million, in the second quarter of 2023, compared to the same period in 2022. First half 2023 operating income decreased 54%, to $1.0 billion, compared to the first half of 2022 due primarily to a 29% decrease in metal spread.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarters of 2023 and 2022, 62% and 68%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization (excluding Sinton) was 93% and 95% in the second quarters of 2023 and 2022, respectively. Metals recycling operations accounted for 12% of our consolidated net sales during the three and six-month periods ended June 30, 2023, and 10% during the three and six-month periods ended June 30, 2022.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	% Change	2022	2023	% Change	2022
Ferrous metal (gross tons)
Total	1,520,164	12%	1,358,729	2,972,985	13%	2,623,951
Inter-company	(942,185)	2%	(920,728)	(1,827,603)	5%	(1,748,722)
External shipments	577,979	32%	438,001	1,145,382	31%	875,229

Nonferrous metals (thousands of pounds)
Total	279,763	5%	266,781	565,600	7%	527,671
Inter-company	(35,403)		(35,899)	(80,509)		(60,660)
External shipments	244,360	6%	230,882	485,091	4%	467,011

Metals Recycling Operations Segment Results 2023 vs. 2022

During the second quarter of 2023, our metals recycling operations continued its positive momentum from the first quarter, benefitting from modestly higher domestic steel industry demand, resulting in higher scrap shipments. Net sales decreased 14% during the second quarter of 2023 compared to the same period in 2022, driven by decreased average selling prices for both ferrous and nonferrous metals, which more than offset increased shipping volumes. Domestic steel mill utilization rates were approximately 76% in the second quarter of 2023, as compared to approximately 82% in the second quarter of 2022. Ferrous scrap average selling prices decreased 21% during the second quarter of 2023 compared to the same period in 2022, while average nonferrous scrap prices decreased 22%. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 28% during the second quarter of 2023 compared to the same period in 2022, while nonferrous metals spreads increased 43%. As a result of the compressed ferrous metals spreads, metals recycling operations operating income decreased 39% to $33.0 million in the second quarter of 2023 compared to the second quarter of 2022.

Net sales for our metals recycling operations in the first half of 2023 decreased 7% compared to the same period in 2022, driven by decreased pricing while shipments increased. Ferrous scrap average selling prices decreased 17% during the first half of 2023 compared to the same period in 2022, while nonferrous average selling prices decreased 14%. Ferrous and nonferrous shipments increased 13% and 7%, respectively, in the first half of 2023 compared to the first half of 2022. Ferrous metal spreads decreased 18%, while nonferrous metal spreads increased 16% in the first half of 2023 compared to the first half of 2022. Metals recycling operations operating income in the first half of 2023 of $72.7 million decreased 27% from the first half of 2022, as decreased ferrous metal spread more than offset increased shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, girders, trusses, and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 15% and 16% of our consolidated net sales during the three and six-month periods ended June 30, 2023, respectively, and 17% during the three and six-month periods ended June 30, 2022.

Steel Fabrication Operations Segment Results 2023 vs. 2022

Our steel fabrication operations continue to benefit from the solid non-residential construction market, as evidenced by a strong order backlog that extends into 2024. The continued onshoring of manufacturing, coupled with the robust U.S. infrastructure and Inflation Reduction Act programs and industrial build-outs, supports consistent strong demand. Net sales for the steel fabrication operations decreased 28% during the second quarter of 2023 compared to the same period in 2022, as average selling prices decreased $617 per ton, or 12%, while volume decreased 18%. Net sales for the segment decreased 18% during the first half of 2023, compared to the same period in 2022, as volume decreased 18%, and average selling prices were comparable year over year.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed decreased 30% in the second quarter 2023, as compared to the same period in 2022. As a result of decreased selling prices per ton more than offsetting decreased steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) decreased 3% in the second quarter of 2023 compared to the same period in 2022. This metal spread compression coupled with decreased volume, resulted in operating income decreasing 23% to $462.1 million in the second quarter 2023, compared to $599.2 million in the same period in 2022. For the first half of 2023, operating income decreased 50% to $1.0 billion compared to the first half of 2022, as a 16% increase in metal spread was more than offset by the 18% decrease in volume.

Other Operations

Second Quarter Consolidated Results 2023 vs. 2022

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $141.2 million during the second quarter of 2023 increased 19% from $118.4 million during the second quarter of 2022. Selling, general and administrative expenses represented 2.8% and 1.9% of net sales during second quarter 2023 and 2022, respectively.

Profit sharing expense during the second quarter of 2023 of $91.0 million decreased 35% from the $139.7 million during the same period in 2022, consistent with decreased pretax earnings. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the second quarter of 2023, interest expense was $20.8 million, a decrease of $4.9 million compared to the second quarter of 2022. The lower interest expense in the second quarter 2023 compared to the same period in 2022 was due to higher capitalized interest in 2023 related to construction at our Sinton and Heartland divisions and the aluminum flat rolled products mill.

Other (Income) Expense, net.  Net other income was $31.3 million in the second quarter of 2023, compared to $4.0 million in the second quarter of 2022, due primarily to an increase in interest income of $24.0 million associated with an increase in invested cash and short-term investments.

Income Tax Expense. Second quarter 2023 income tax expense of $258.1 million, at an effective income tax rate of 24.0%, decreased 32% compared to the $381.8 million, at an effective income tax rate of 23.9%, during the second quarter of 2022, consistent with decreased pretax earnings.

First Half Consolidated Results 2023 vs. 2022

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $285.5 million during the first half of 2023 increased 6% from $270.4 million during the first half of 2022. Selling, general and administrative expenses represented 2.9% and 2.3% of net sales during first half of 2023 and 2022, respectively.

Profit sharing expense during the first half of 2023 of $160.6 million decreased 40% from the $268.2 million during the same period in 2022, consistent with decreased pretax earnings.

Other (Income) Expense, net.  Net other income was $66.3 million in the first half of 2023, compared to expense of $16.4 million in the first half of 2022, due primarily to an increase in interest income of $49.4 million associated with an increase in our invested cash and short-term investments in the first half of 2023, as well as an increase in net earnings from investments in unconsolidated affiliates of $13.2 million.

Interest Expense, net of Capitalized Interest. During the first half of 2023, interest expense of $43.3 million increased 2% from $42.3 million during the first half of 2022.

Income Tax Expense. First half 2023 income tax expense of $461.6 million decreased 37% compared to the $732.1 million during the first half of 2022, at an effective income tax rate of 24.0% during both periods, consistent with decreased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2023, is as follows (in thousands):

Cash and equivalents	$1,475,356
Short-term and other investments	837,340
Revolver availability	1,190,829
Total liquidity	$3,503,525

Our total outstanding debt of $3.1 billion is consistent with our total outstanding debt at December 31, 2022. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 26.1% and 27.7% at June 30, 2023, and December 31, 2022, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion unsecured Revolver. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2023, we had $1.2 billion of availability on the Revolver, $9.2 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding. Subsequent to June 30, the company entered into a new unsecured credit agreement, replacing the previous one, which has a senior unsecured credit facility (New Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the New Facility size by $500.0 million.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2023, our interest coverage ratio and debt to capitalization ratio were 43.08:1.00 and 0.26:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2023, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $1.5 billion in the first half of 2023 compared to $1.8 billion in the same 2022 period. Working capital increased $31.3 million, or 11%, during the first half of 2023 to $5.6 billion at June 30, 2023, due primarily to a $289.2 million decrease in accrued payroll and benefits related to the payment of the 2022 company-wide profit sharing, partially offset by the current year’s accrual. Current assets decreased $242.0 million due to a decrease in cash and equivalents and inventories, partially offset by an increase in accounts receivable.

Capital Investments. During the first half of 2023, we invested $584.6 million in property, plant and equipment, primarily within our steel operations segment and previously announced aluminum flat roll mill, compared with $323.5 million invested during the same period in 2022. As announced in 2022, we plan to invest $2.5 billion in a new state-of-the-art low-carbon aluminum flat roll mill with two supporting satellite recycled aluminum slab centers, which is planned to be funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and are expected to continue through 2025. We entered 2023 with ample liquidity of $3.4 billion and anticipate operating cash flow generation to provide for our planned 2023 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 25% to $0.425 per share in the first quarter and continuing into the second quarter of 2023 (from $0.34 per share in 2022), resulting in declared cash dividends of $143.0 million during the first half of 2023, compared to $126.4 million during the same period in 2022. We paid cash dividends of $131.1 million and $115.0 million during the first half of 2023 and 2022, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2022 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $734.2 million and $906.2 million of share repurchases during the first half of 2023 and 2022, respectively. As of June 30, 2023, we had $605.7 million remaining available to purchase under the November 2022 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At June 30, 2023, we had a cumulative unrealized gain associated with these financial contracts of $15 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of June 30, 2023.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended June 30, 2023

April 1 - 30	1,242,409	$106.58	1,242,409	$850,995
May 1 - 31	2,091,969	98.18	2,091,969	647,688
June 1 - 30	419,067	101.20	419,067	605,705
	3,753,445		3,753,445
(1)	In November 2022, our board of directors authorized a share repurchase program of up to $1.5 billion of our common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three month period ended June 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

Articles of Incorporation

3.1*	Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., reflecting all amendments thereto through May 11, 2023.

3.2

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through January 23, 2023, incorporated herein by reference from Exhibit 3.2 to our Form 10-K filed February 28, 2023.

Material Contracts

10.62†

Steel Dynamics, Inc. 2023 Equity Incentive Plan, as approved by stockholders on May 11, 2023, incorporated herein by reference from our Notice of 2023 Annual Meeting & Proxy Statement filed March 30, 2023.

10.63

Credit Agreement dated as of July 19, 2023, among Steel Dynamics, Inc. and the agents and lenders named therein, incorporated herein by reference from Exhibit 10.62 to our Form 8-K filed July 21, 2023.

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

†     Indicates a management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2023

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)