Form 10-Q
period 2023-09-30
STEEL DYNAMICS INC
filed 2023-11-09
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023

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

As of November 2, 2023, Registrant had 161,816,470 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2023	2022
Assets	(unaudited)
Current assets
Cash and equivalents	$1,765,467	$1,628,417
Short-term investments	500,844	628,215
Accounts receivable, net	1,807,313	1,976,282
Accounts receivable-related parties	74,736	79,769
Inventories	2,941,634	3,129,964
Other current assets	138,605	195,371
Total current assets	7,228,599	7,638,018

Property, plant and equipment, net	6,313,366	5,373,665

Intangible assets, net	265,845	267,507
Goodwill	477,471	502,067
Other assets	643,675	378,727
Total assets	$14,928,956	$14,159,984
Liabilities and Equity
Current liabilities
Accounts payable	$1,049,317	$1,007,304
Accounts payable-related parties	10,858	9,934
Income taxes payable	30,343	6,520
Accrued payroll and benefits	405,556	610,558
Accrued expenses	336,242	340,646
Current maturities of long-term debt	86,061	57,334
Total current liabilities	1,918,377	2,032,296

Long-term debt	3,009,010	3,013,241
Deferred income taxes	961,117	889,103
Other liabilities	182,161	129,539
Total liabilities	6,070,665	6,064,179

Commitments and contingencies

Redeemable noncontrolling interests	171,212	181,503

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
267,772,737 and 267,762,488 shares issued; and 163,489,456 and 172,936,163
shares outstanding, as of September 30, 2023 and December 31, 2022, respectively	650	650
Treasury stock, at cost; 104,283,281 and 94,826,325 shares,
as of September 30, 2023 and December 31, 2022, respectively	(5,510,983)	(4,459,513)
Additional paid-in capital	1,214,894	1,212,566
Retained earnings	13,189,468	11,375,765
Accumulated other comprehensive income (loss)	(494)	889
Total Steel Dynamics, Inc. equity	8,893,535	8,130,357
Noncontrolling interests	(206,456)	(216,055)
Total equity	8,687,079	7,914,302
Total liabilities and equity	$14,928,956	$14,159,984

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales
Unrelated parties	$4,408,861	$5,438,747	$14,061,569	$16,814,051
Related parties	178,196	212,960	500,324	620,436
Total net sales	4,587,057	5,651,707	14,561,893	17,434,487

Costs of goods sold	3,635,038	4,187,278	11,246,894	12,304,203
Gross profit	952,019	1,464,429	3,314,999	5,130,284

Selling, general and administrative expenses	145,896	132,627	431,414	403,019
Profit sharing	64,413	105,122	224,978	373,333
Amortization of intangible assets	8,160	6,836	25,962	21,158
Operating income	733,550	1,219,844	2,632,645	4,332,774

Interest expense, net of capitalized interest	18,415	25,347	61,689	67,683
Other (income) expense, net	(39,464)	(13,975)	(105,748)	2,472
Income before income taxes	754,599	1,208,472	2,676,704	4,262,619

Income tax expense	174,817	289,997	636,412	1,022,138
Net income	579,782	918,475	2,040,292	3,240,481

Net income attributable to noncontrolling interests	(2,587)	(4,150)	(13,680)	(12,671)
Net income attributable to Steel Dynamics, Inc.	$577,195	$914,325	$2,026,612	$3,227,810

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$3.49	$5.07	$12.04	$17.33

Weighted average common shares outstanding	165,170	180,264	168,259	186,288

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$3.47	$5.03	$11.98	$17.21

Weighted average common shares and share equivalents outstanding	166,105	181,613	169,150	187,531

Dividends declared per share	$0.425	$0.34	$1.275	$1.02

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$579,782	$918,475	$2,040,292	$3,240,481
Other comprehensive income - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax expense (benefit) of
($485) and $703 for the three months ended, and ($441) and ($205)
for the nine months ended September 30, 2023 and 2022, respectively	(1,521)	2,251	(1,383)	(657)
Comprehensive income	578,261	920,726	2,038,909	3,239,824

Comprehensive income attributable to noncontrolling interests	(2,587)	(4,150)	(13,680)	(12,671)
Comprehensive income attributable to Steel Dynamics, Inc.	$575,674	$916,576	$2,025,229	$3,227,153

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2023	2022	2023	2022

Operating activities:
Net income	$579,782	$918,475	$2,040,292	$3,240,481

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	107,418	98,714	326,082	281,961
Equity-based compensation	12,044	12,093	39,800	39,681
Deferred income taxes	19,625	3,990	72,013	3,986
Other adjustments	(12,163)	(12,409)	(20,628)	(1,892)
Changes in certain assets and liabilities:
Accounts receivable	260,915	326,731	173,022	(417,550)
Inventories	102,376	270,628	188,330	154,391
Other assets	(13,423)	(15,789)	(10,504)	(9,274)
Accounts payable	(57,532)	(264,313)	(54,233)	(152,763)
Income taxes receivable/payable	(7,105)	8,269	96,656	146,822
Accrued expenses	121,762	149,766	(195,542)	31,132
Net cash provided by operating activities	1,113,699	1,496,155	2,655,288	3,316,975

Investing activities:
Purchases of property, plant and equipment	(558,361)	(241,229)	(1,142,960)	(564,701)
Purchases of short-term investments	(170,887)	(283,188)	(692,716)	(634,698)
Proceeds from maturities of short-term investments	282,592	49,794	821,668	49,794
Business combinations, net of cash acquired	-	(47,638)	-	(47,638)
Investments in unconsolidated affiliates	-	-	-	(222,480)
Other investing activities	(5,891)	4,113	(221,453)	9,340
Net cash used in investing activities	(452,547)	(518,148)	(1,235,461)	(1,410,383)

Financing activities:
Issuance of current and long-term debt	345,563	348,286	1,066,605	1,050,933
Repayment of current and long-term debt	(316,511)	(363,060)	(1,042,933)	(1,127,051)
Dividends paid	(70,713)	(62,088)	(201,834)	(177,131)
Purchases of treasury stock	(331,318)	(481,676)	(1,065,521)	(1,387,890)
Other financing activities	1,953	(6,057)	(39,075)	(88,825)
Net cash used in financing activities	(371,026)	(564,595)	(1,282,758)	(1,729,964)

Increase in cash, cash equivalents, and restricted cash	290,126	413,412	137,069	176,628
Cash, cash equivalents, and restricted cash at beginning of period	1,480,862	1,012,585	1,633,919	1,249,369

Cash, cash equivalents, and restricted cash at end of period	$1,770,988	$1,425,997	$1,770,988	$1,425,997

Supplemental disclosure information:
Cash paid for interest	$9,848	$9,214	$61,225	$59,496
Cash paid for income taxes, net	$160,178	$276,948	$472,936	$867,350

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), Vulcan Threaded Products, Inc., and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility. Steel operations accounted for 68% and 66% of the company’s consolidated net sales during the three-month periods ended September 30, 2023 and 2022, respectively, and 66% and 67% of the company’s consolidated net sales during the nine-month periods ended September 30, 2023 and 2022, respectively.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Metals recycling operations accounted for 11% and 8% of the company’s consolidated net sales during the three-month periods ended September 30, 2023 and 2022, respectively, and 12% and 10% of the company’s consolidated net sales during the nine-month periods ended September 30, 2023 and 2022, respectively.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 14% and 20% of the company’s consolidated net sales during the three-month periods ended September 30, 2023 and 2022, respectively, and 15% and 18% of the company’s consolidated net sales during the nine-month periods ended September 30, 2023 and 2022, respectively.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consist of joint ventures, including the company’s aluminum flat roll mill and satellite slab centers and the company’s idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Steel Dynamics, Inc., together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 90% by SDI effective April 1, 2023 and 87.5% at December 31, 2022) are $60.0 million at September 30, 2023, and $70.3 million at December 31, 2022. On April 1, 2023, a noncontrolling member of USS exercised its option to require SDI to purchase its 2.5% equity interest, increasing SDI’s ownership to 90%. The remaining noncontrolling members’ option to require SDI to purchase the remaining 10% equity interest of USS has been extended to on or after February 28, 2025. Redeemable noncontrolling interests related to Mesabi Nugget (owned 85.5% by SDI) are $111.2 million at September 30, 2023, and December 31, 2022.

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

Other Obligations

One of the company’s consolidated joint venture subsidiaries has a secured credit agreement with a maturity in June 2028, comprised of a $125.0 million revolving credit facility, which is subject to a borrowing base determined from eligible accounts receivable and inventory.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Goodwill

The company’s goodwill consisted of the following at September 30, 2023, and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	203,413	228,009
Steel Fabrication Operations Segment	1,925	1,925
	$477,471	$502,067

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

At September 30, 2023, the company reported $1,882 million of accounts receivable, net of allowances for credit losses of $8.1 million. Changes in the allowance were not material for each of the three and nine-month periods ended September 30, 2023 and 2022.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and nine-month periods ended September 30, 2023 and 2022.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Earnings Per Share (Continued)

	Three-Month Periods Ended September 30,
	2023			2022
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$577,195	165,170	$3.49	$914,325	180,264	$5.07
Dilutive common share equivalents	-	935		-	1,349
Diluted earnings per share	$577,195	166,105	$3.47	$914,325	181,613	$5.03

	Nine-Month Periods Ended September 30,
	2023			2022
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,026,612	168,259	$12.04	$3,227,810	186,288	$17.33
Dilutive common share equivalents	-	891		-	1,243
Diluted earnings per share	$2,026,612	169,150	$11.98	$3,227,810	187,531	$17.21

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$1,288,497	$1,608,344
Supplies	692,738	629,074
Work in progress	341,036	256,071
Finished goods	619,363	636,475
Total inventories	$2,941,634	$3,129,964

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and nine-month periods ended September 30, 2023 and 2022 (in thousands).

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity (Continued)

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2022	$650	$(4,459,513)	$1,212,566	$11,375,765	$889	$(216,055)	$7,914,302	$181,503
Dividends declared	-	-	-	(72,316)	-	-	(72,316)	-
Noncontrolling investors, net	-	-	-	-	-	(7,387)	(7,387)	4,702
Share repurchases	-	(353,997)	-	-	-	-	(353,997)	-
Equity-based compensation	-	12,997	(18,487)	(138)	-	-	(5,628)	-
Net income	-	-	-	637,310	-	7,023	644,333	-
Other comprehensive income, net of tax	-	-	-	-	911	-	911	-
Balances at March 31, 2023	650	(4,800,513)	1,194,079	11,940,621	1,800	(216,419)	8,120,218	186,205
Dividends declared	-	-	-	(70,694)	-	-	(70,694)	-
Noncontrolling investors, net	-	-	-	-	-	(1,877)	(1,877)	(14,993)
Share repurchases	-	(380,206)	-	-	-	-	(380,206)	-
Equity-based compensation	-	997	10,055	(140)	-	-	10,912	-
Net income	-	-	-	812,107	-	4,070	816,177	-
Other comprehensive loss, net of tax	-	-	-	-	(773)	-	(773)	-
Balances at June 30, 2023	650	(5,179,722)	1,204,134	12,681,894	1,027	(214,226)	8,493,757	171,212
Dividends declared	-	-	-	(69,483)	-	-	(69,483)	-
Noncontrolling investors, net	-	-	-	-	-	5,183	5,183	-
Share repurchases	-	(331,318)	-	-	-	-	(331,318)	-
Equity-based compensation	-	57	10,760	(138)	-	-	10,679	-
Net income	-	-	-	577,195	-	2,587	579,782	-
Other comprehensive loss, net of tax	-	-	-	-	(1,521)	-	(1,521)	-
Balances at September 30, 2023	$650	$(5,510,983)	$1,214,894	$13,189,468	$(494)	$(206,456)	$8,687,079	$171,212

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2021	$649	$(2,674,267)	$1,218,933	$7,761,417	$(2,091)	$(195,884)	$6,108,757	$211,414
Dividends declared	-	-	-	(64,344)	-	-	(64,344)	-
Noncontrolling investors, net	-	-	-	-	-	(21,633)	(21,633)	16,500
Share repurchases	-	(389,190)	-	-	-	-	(389,190)	-
Equity-based compensation	-	12,960	(14,910)	(121)	-	-	(2,071)	-
Net income	-	-	-	1,103,931	-	3,423	1,107,354	-
Other comprehensive income, net of tax	-	-	-	-	11,387	-	11,387	-
Balances at March 31, 2022	$649	$(3,050,497)	$1,204,023	$8,800,883	$9,296	$(214,094)	$6,750,260	$227,914
Dividends declared	-	-	-	(62,088)	-	-	(62,088)	-
Noncontrolling investors, net	-	-	630	(2,495)	-	1,235	(630)	(59,611)
Share repurchases	-	(517,024)	-	-	-	-	(517,024)	-
Equity-based compensation	-	1,028	8,828	(144)	-	-	9,712	-
Net income	-	-	-	1,209,554	-	5,098	1,214,652	-
Other comprehensive loss, net of tax	-	-	-	-	(14,295)	-	(14,295)	-
Balances at June 30, 2022	$649	$(3,566,493)	$1,213,481	$9,945,710	$(4,999)	$(207,761)	$7,380,587	$168,303
Dividends declared	-	-	-	(60,031)	-	-	(60,031)	-
Noncontrolling investors, net	-	-	-	-	-	(4,743)	(4,743)	4,100
Share repurchases	-	(481,676)	-	-	-	-	(481,676)	-
Equity-based compensation	-	1,614	6,466	(141)	-	-	7,939	-
Net income	-	-	-	914,325	-	4,150	918,475	-
Other comprehensive income, net of tax	-	-	-	-	2,251	-	2,251	-
Balances at September 30, 2022	$649	$(4,046,555)	$1,219,947	$10,799,863	$(2,748)	$(208,354)	$7,762,802	$172,403

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

Commodity Futures Contracts. If the company is “long” on futures contracts, it means the company has more futures contracts purchased than futures contracts sold for the underlying commodity. If the company is “short” on a futures contract, it means the company has more futures contracts sold than futures contracts purchased for the underlying commodity. The following summarizes the company’s significant futures contract commitments as of September 30, 2023:

Commodity Futures	Long/Short	Metric Tons
Aluminum	Long	5,100
Aluminum	Short	10,425
Copper	Long	20,933
Copper	Short	40,665

The following summarizes the location and amounts of the fair values reported on the company’s consolidated balance sheets as of September 30, 2023, and December 31, 2022, and gains and losses related to derivatives included in the company’s statement of income for each of the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

		Asset Derivatives		Liability Derivatives
	Balance sheet	Fair Value		Fair Value
	location	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivative instruments designated as hedges
Commodity futures	Other current assets	$1,591	$2,169	$1,775	$2,119

Derivative instruments not designated as hedges
Commodity futures	Other current assets	5,075	2,102	4,082	5,269
Total derivative instruments		$6,666	$4,271	$5,857	$7,388

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Derivative Financial Instruments (Continued)

The fair value of the above derivative instruments along with required margin deposit amounts with the same counterparty under master netting arrangements totaled $20.9 million at September 30, 2023, and $23.5 million at December 31, 2022, and are reflected in other current assets in the consolidated balance sheets.

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain (loss)	recognized in income
	Location of gain (loss)	on derivatives for the			recognized	on derivatives for the
	recognized	three-month periods		Hedged items in	in income on	three-month periods
	in income on	ended September 30,		fair value hedge	related hedged	ended September 30,
	derivatives	2023	2022	relationships	items	2023	2022
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$(684)	$(7,663)	Firm commitments	Costs of goods sold	$(536)	$3,389
				Inventory	Costs of goods sold	(88)	4,941
						$(624)	$8,330
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$2,179	$18,164

		Amount of gain (loss)				Amount of gain (loss)
		recognized in income			Location of gain	recognized in income
	Location of gain (loss)	on derivatives for the			(loss) recognized	on derivatives for the
	recognized	nine-month periods		Hedged items in	in income on	nine-month periods
	in income on	ended September 30,		fair value hedge	related hedged	ended September 30,
	derivatives	2023	2022	relationships	items	2023	2022
Derivatives in fair value hedging relationships
Commodity futures	Costs of goods sold	$1,591	$5,618	Firm commitments	Costs of goods sold	$(423)	$(2,146)
				Inventory	Costs of goods sold	(217)	(1,440)
						$(640)	$(3,586)
Derivatives not designated as hedging instruments
Commodity futures	Costs of goods sold	$9,428	$34,333

Derivatives accounted for as fair value hedges had ineffectiveness resulting in gains of $172,000 and losses of $151,000 during the three-month periods ended September 30, 2023 and 2022, respectively, and gains of $219,000 and $145,000 during the nine-month periods ended September 30, 2023 and 2022, respectively. Losses excluded from hedge effectiveness testing of $1.5 million increased cost of goods sold during the three-month period ended September 30, 2023, while gains excluded from hedge effectiveness testing of $817,000 decreased cost of goods sold during the three-month period ended September 30, 2022. Gains excluded from hedge effectiveness testing of $732,000 and $1.9 million decreased cost of goods sold during the nine-month periods ended September 30, 2023 and 2022, respectively.

Derivatives accounted for as cash flow hedges resulted in net losses of $2.3 million and net gains of $10.0 million recognized in other comprehensive income for the three-month periods ended September 30, 2023 and 2022, respectively, and net losses of $38,000 and net gains of $6.8 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Net losses of $341,000 and $7.1 million were reclassified from accumulated other comprehensive income for the three-month periods ended September 30, 2023 and 2022, respectively, and net gains of $1.8 million and net losses of $7.7 million for the nine-month periods ended September 30, 2023 and 2022, respectively. At September 30, 2023, the company expects to reclassify all $651,000 of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next 12 months due to the settlement of futures contracts. The maximum term over which the company is hedging its exposure to the variability of future cash flows for forecasted transactions is less than 12 months.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2023
Short-term investments	$500,844	$-	$500,844	$-
Commodity futures – financial assets	6,666	-	6,666	-
Commodity futures – financial liabilities	5,857	-	5,857	-

December 31, 2022
Short-term investments	$628,215	$-	$628,215	$-
Commodity futures – financial assets	4,271	-	4,271	-
Commodity futures – financial liabilities	7,388	-	7,388	-

The carrying amounts of financial instruments including cash and equivalents, and restricted cash approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.7 billion at September 30, 2023 and December 31, 2022 (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at September 30, 2023 and December 31, 2022).

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information

The company’s operations are primarily organized and managed by reportable operating segments, which are steel operations, metals recycling operations, and steel fabrication operations. The segment operations are more fully described in Note 1 to the consolidated financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of joint ventures, including the company’s aluminum flat roll mill and satellite slab centers and the idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
September 30, 2023	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,904,204	$334,922	$630,045	$247,123		$-		$4,116,294
External Non-U.S.	232,241	185,824	139	52,559		-		470,763
Other segments	124,622	531,559	3,023	172		(659,376)		-
	3,261,067	1,052,305	633,207	299,854		(659,376)		4,587,057
Operating income (loss)	470,335	13,981	330,020	(95,638)	(1)	14,852		733,550
Income (loss) before income taxes	472,051	15,319	329,554	(76,801)		14,476		754,599
Depreciation and amortization	81,517	17,195	2,448	6,258		-		107,418
Capital expenditures	111,843	83,858	5,581	357,079		-		558,361

As of September 30, 2023
Assets	$8,665,334	$1,475,378	$972,462	$3,947,177	(2)	$(131,395)	(3)	$14,928,956

Footnotes related to the three-month period ended September 30, 2023, segment results (in millions):

(1)	Corporate SG&A	$(20.7)	(2)	Cash and equivalents	$1,607.8
	Companywide equity-based compensation	(11.5)		Short-term and other investments	729.0
	Company profit sharing component	(63.6)		Accounts receivable	35.7
	Other, net	0.2		Inventories	126.6
		$(95.6)		Property, plant and equipment, net	1,076.0
				Intra-company debt	37.0
				Investments in unconsolidated affiliates	238.2
				Other	96.9
					$3,947.2

(3)	Elimination of intra-company receivables	$(76.7)
	Elimination of intra-company debt	(37.0)
	Other	(17.7)
		$(131.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication
September 30, 2022	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,512,202	$328,187	$1,140,272	$314,104		$-	$5,294,765
External Non-U.S.	208,623	143,879	-	4,440		-	356,942
Other segments	152,719	512,559	5,554	-		(670,832)	-
	3,873,544	984,625	1,145,826	318,544		(670,832)	5,651,707
Operating income (loss)	654,677	6,735	676,726	(137,160)	(1)	18,866	1,219,844
Income (loss) before income taxes	646,426	5,415	674,718	(136,613)		18,526	1,208,472
Depreciation and amortization	76,453	12,932	2,454	6,875		-	98,714
Capital expenditures	131,753	11,137	4,975	93,364		-	241,229

Footnotes related to the three-month period ended September 30, 2022, segment results (in millions):

(1)	Corporate SG&A	$(15.5)
	Companywide equity-based compensation	(14.6)
	Company profit sharing component	(103.8)
	Other, net	(3.3)
		$(137.2)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication
September 30, 2023	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$8,874,866	$1,086,286	$2,278,121	$859,415		$-	$13,098,688
External Non-U.S.	719,909	610,301	240	132,755		-	1,463,205
Other segments	460,156	1,685,770	3,248	441		(2,149,615)	-
	10,054,931	3,382,357	2,281,609	992,611		(2,149,615)	14,561,893
Operating income (loss)	1,514,741	86,674	1,343,372	(315,389)	(1)	3,247	2,632,645
Income (loss) before income taxes	1,518,438	99,093	1,343,173	(286,104)		2,104	2,676,704
Depreciation and amortization	246,583	52,321	7,201	19,977		-	326,082
Capital expenditures	334,188	128,814	17,215	662,743		-	1,142,960

Footnotes related to the nine-month period ended September 30, 2023, segment results (in millions):

(1)	Corporate SG&A	$(66.9)
	Companywide equity-based compensation	(36.3)
	Company profit sharing component	(220.5)
	Other, net	8.3
		$(315.4)

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

Results Overview

In the third quarter of 2023 we achieved quarterly steel shipments of 3.1 million tons, as steel demand remained steady. Our metals recycling operations benefitted from consistent domestic steel industry demand during the third quarter of 2023 compared to the same period in 2022, while our steel fabrication segment achieved historically strong results on solid non-residential construction demand.

Consolidated operating income decreased $486.3 million, or 40%, to $733.6 million for the third quarter of 2023, compared to the third quarter of 2022 as metal spread contracted in our steel operations and steel fabrication operations had reduced volumes along with metal spread contraction. Third quarter 2023 net income attributable to Steel Dynamics, Inc. decreased $337.1 million, or 37%, to $577.2 million, compared to the third quarter of 2022, consistent with decreased operating income.

Consolidated operating income decreased $1.7 billion, or 39%, to $2.6 billion for the first nine months of 2023, compared to the first nine months of 2022. Lower earnings were driven by metal spread contraction in our steel operations and reduced volumes in our steel fabrication operations. First nine months 2023 net income attributable to Steel Dynamics, Inc. decreased $1.2 billion, or 37%, to $2.0 billion, compared to the first nine months of 2022, consistent with decreased operating income.

Segment Operating Results 2023 vs. 2022 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
Net sales:
Steel Operations Segment	$3,261,067	(16)%	$3,873,544	$10,054,931	(17)%	$12,051,813
Metals Recycling Operations Segment	1,052,305	7%	984,625	3,382,357	(3)%	3,483,824
Steel Fabrication Operations Segment	633,207	(45)%	1,145,826	2,281,609	(28)%	3,166,124
Other	299,854	(6)%	318,544	992,611	4%	952,741
	5,246,433		6,322,539	16,711,508		19,654,502
Intra-company	(659,376)		(670,832)	(2,149,615)		(2,220,015)
	$4,587,057	(19)%	$5,651,707	$14,561,893	(16)%	$17,434,487

Operating income (loss):
Steel Operations Segment	$470,335	(28)%	$654,677	$1,514,741	(48)%	$2,920,412
Metals Recycling Operations Segment	13,981	108%	6,735	86,674	(18)%	106,138
Steel Fabrication Operations Segment	330,020	(51)%	676,726	1,343,372	(23)%	1,742,792
Other	(95,638)	30%	(137,160)	(315,389)	33%	(473,889)
	718,698		1,200,978	2,629,398		4,295,453
Intra-company	14,852		18,866	3,247		37,321
	$733,550	(40)%	$1,219,844	$2,632,645	(39)%	$4,332,774

Steel Operations Segment

Steel operations consist of our electric arc furnace steel mills, producing steel from ferrous scrap and scrap substitutes, utilizing continuous casting, automated rolling mills, numerous value-added downstream steel coating and processing operations, and distribution operations. Our steel operations sell directly to end-users, steel fabricators, and service centers. These products are used in numerous industry sectors, including the construction, automotive, manufacturing, transportation, heavy and agriculture equipment, and pipe and tube (including OCTG) markets. Steel operations accounted for 68% and 66% of our consolidated net sales during the three-month periods ended September 30, 2023 and 2022, respectively and 66% and 67% during the nine-month periods ended September 30, 2023 and 2022, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022

Total shipments	3,104,251	(2)%	3,154,857	9,624,822	5%	9,163,930
Intra-segment shipments	(353,526)		(339,980)	(1,013,422)		(1,080,989)
Steel Operations Segment shipments	2,750,725	(2)%	2,814,877	8,611,400	7%	8,082,941

External shipments	2,632,617	(2)%	2,694,709	8,169,117	5%	7,796,390

Steel Operations Segment Results 2023 vs. 2022

During the third quarter of 2023, our steel operations achieved shipments of 3.1 million tons (2.8 million excluding intra-segment) consistent with the same period in 2022, including 264,000 tons from Sinton during the third quarter 2023. Customer order activity and steel demand were steady during the quarter, supporting consistent shipping volumes excluding the lost volume of approximately 90,000 tons from our Sinton division’s unplanned July outage. Sheet steel pricing was 15% lower than the third quarter of 2022, as prices steadily declined throughout the end of 2022 and beginning of 2023. Third quarter 2023 total steel segment average selling prices decreased 14%, or $190 per ton, compared to third quarter of 2022. Steel operations segment shipments decreased 2% in the third quarter 2023, as compared to the same period in 2022. Net sales for the steel operations in the third quarter 2023 decreased 16% compared to the same period in 2022, due to the decrease in average steel selling prices and shipments. Net sales for the steel operations decreased 17%, in the first nine months of 2023 when compared to the same period in 2022, due to the decrease in average steel selling prices more than offsetting increased shipments.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $67, or 14%, in the third quarter of 2023, compared to the same period in 2022, consistent with overall decreased domestic scrap pricing noted below in the metals recycling operations segment discussion. In the first nine months of 2023, our metallic raw material cost per ton decreased $75, or 15%, compared to the same period in 2022.

In the third quarter of 2023, as a result of average selling prices decreasing more than scrap costs, specifically for our sheet steel products, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 13% compared to the third quarter of 2022. As a result of this metal spread compression, operating income for the steel operations decreased 28%, to $470.3 million, in the third quarter of 2023, compared to the same period in 2022. First nine months 2023 operating income decreased 48%, to $1.5 billion, compared to the first nine months of 2022 due to a 24% decrease in metal spread as reduced average steel selling prices more than offset lower scrap prices.

Metals Recycling Operations Segment

Metals recycling operations includes both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the third quarters of 2023 and 2022, 62% and 68%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization (excluding Sinton) was 90% and 93% in the third quarters of 2023 and 2022, respectively. Metals recycling operations accounted for 11% and 8% of our consolidated net sales during the three-month periods ended September 30, 2023 and 2022, respectively, and 12% and 10% of our consolidated net sales during the nine-month periods ended September 30, 2023 and 2022, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	% Change	2022	2023	% Change	2022
Ferrous metal (gross tons)
Total	1,442,964	9%	1,320,117	4,415,949	12%	3,944,068
Inter-company	(895,318)	(0)%	(896,933)	(2,722,921)	3%	(2,645,655)
External shipments	547,646	29%	423,184	1,693,028	30%	1,298,413

Nonferrous metals (thousands of pounds)
Total	279,877	9%	257,710	845,477	8%	785,381
Inter-company	(43,043)		(37,523)	(123,552)		(98,183)
External shipments	236,834	8%	220,187	721,925	5%	687,198

Metals Recycling Operations Segment Results 2023 vs. 2022

During the third quarter of 2023, our metals recycling operations continued to benefit from solid domestic steel industry demand, resulting in higher ferrous and nonferrous scrap shipments compared to the same period in 2022, resulting in increased net sales of 7%. We were able to increase shipments even as domestic steel mill utilization rates declined slightly to approximately 76% in the third quarter of 2023, as compared to approximately 78% in the third quarter of 2022. Ferrous and nonferrous scrap average selling prices decreased 2% during the third quarter of 2023 compared to the same period in 2022. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 8% during the third quarter of 2023 compared to the same period in 2022, and nonferrous metal spreads increased 11%. As a result of the increased metals spreads, metals recycling operations operating income increased 108% to $14.0 million in the third quarter of 2023 compared to the third quarter of 2022.

Net sales for our metals recycling operations in the first nine months of 2023 decreased 3% compared to the same period in 2022, as increased shipments were more than offset by lower ferrous and nonferrous average selling prices that decreased 13% and 10%, respectively, during the first nine months of 2023 compared to the same period in 2022. Ferrous and nonferrous shipments increased 12% and 8%, respectively, in the first nine months of 2023 compared to the same period in 2022. Ferrous metal spreads decreased 11%, while nonferrous metal spreads increased 14% in the first nine months of 2023 compared to the first nine months of 2022. Metals recycling operations operating income in the first nine months of 2023 of $86.7 million decreased 18% from the first nine months of 2022, as decreased ferrous metal spread more than offset increased shipments.

Steel Fabrication Operations Segment

Steel fabrication operations include seven New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, girders, trusses, and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 14% and 20% of our consolidated net sales during the three-month periods ended September 30, 2023 and 2022, respectively, and 15% and 18% of our consolidated net sales during the nine-month periods ended September 30, 2023 and 2022, respectively.

Steel Fabrication Operations Segment Results 2023 vs. 2022

Our steel fabrication operations continue to benefit from the solid non-residential construction market, as evidenced by a strong order backlog that extends through the first quarter 2024. The continued onshoring of manufacturing, coupled with the robust U.S. infrastructure and Inflation Reduction Act programs and industrial construction, supports consistent strong demand. Net sales for the steel fabrication operations decreased 45% during the third quarter of 2023 compared to the record level earnings during the same period in 2022, as average selling prices decreased $1,329 per ton, or 25%, and volume decreased 26% from record volume during the third quarter of 2022. Net sales for the segment decreased 28% during the first nine months of 2023, compared to the same period in 2022, as volume and average selling prices decreased 21% and 9%, respectively.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed decreased 24% in the third quarter 2023, compared to the same period in 2022. As a result of decreased selling prices per ton more than offsetting decreased steel input costs per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 26% in the third quarter of 2023 compared to the same period in 2022. This metal spread compression coupled with decreased volume resulted in operating income decreasing 51% to $330.0 million in the third quarter 2023, compared to $676.7 million in the same period in 2022. For the first nine months of 2023, operating income decreased 23% to $1.3 billion compared to the first nine months of 2022, as a 1% increase in metal spread was more than offset by the 21% decrease in volume.

Other Operations

Third Quarter Consolidated Results 2023 vs. 2022

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $145.9 million during the third quarter of 2023 increased 10% from $132.6 million during the third quarter of 2022 primarily due to an 11% increase in payroll and benefits expense related to the execution of our growth strategy during 2023. Selling, general and administrative expenses represented 3.2% and 2.3% of net sales during third quarter 2023 and 2022, respectively.

Profit sharing expense during the third quarter of 2023 of $64.4 million decreased 39% from the $105.1 million during the same period in 2022, consistent with decreased pretax earnings. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the third quarter of 2023, interest expense was $18.4 million, a decrease of $6.9 million compared to the third quarter of 2022. The lower interest expense in the third quarter 2023 compared to the same period in 2022 was due to higher capitalized interest in 2023 related to construction at our Sinton and Heartland divisions and the aluminum flat rolled products mill and satellite slab centers.

Other (Income) Expense, net.  Net other income was $39.5 million in the third quarter of 2023, compared to $14.0 million in the third quarter of 2022, due primarily to an increase in interest income of $20.3 million associated with an increase in invested cash and short-term investments.

Income Tax Expense. Third quarter 2023 income tax expense of $174.8 million, at an effective income tax rate of 23.2%, decreased 40% compared to the $290.0 million, at an effective income tax rate of 24.0%, during the third quarter of 2022, consistent with decreased pretax earnings.

First Nine Months Consolidated Results 2023 vs. 2022

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $431.4 million during the first nine months of 2023 increased 7% from $403.0 million during the first nine months of 2022 primarily due to a 9% increase in payroll and benefits expense related to the execution of our growth strategy during 2023. Selling, general and administrative expenses represented 3.0% and 2.3% of net sales during the first nine months of 2023 and 2022, respectively.

Profit sharing expense during the first nine months of 2023 of $225.0 million decreased 40% from the $373.3 million during the same period in 2022, consistent with decreased pretax earnings.

Interest Expense, net of Capitalized Interest. During the first nine months of 2023, interest expense of $61.7 million decreased 9% from $67.7 million during the first nine months of 2022, due to higher capitalized interest in 2023.

Other (Income) Expense, net.  Net other income was $105.7 million in the first nine months of 2023, compared to expense of $2.5 million in the first nine months of 2022, due primarily to an increase in interest income of $69.7 million associated with an increase in our invested cash and short-term investments in the first nine months of 2023, as well as an increase in net earnings from investments in unconsolidated affiliates of $6.7 million.

Income Tax Expense. First nine months 2023 income tax expense of $636.4 million, at an effective income tax rate of 23.8%, decreased 38% compared to the $1.0 billion, at an effective income tax rate of 24.0%, during the first nine months of 2022, consistent with decreased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness (no significant principal payments until the fourth quarter of 2024), dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2023, is as follows (in thousands):

Cash and equivalents	$1,765,467
Short-term and other investments	729,018
Revolver availability	1,190,683
Total liquidity	$3,685,168

Our total outstanding debt of $3.1 billion is consistent with our total outstanding debt at December 31, 2022. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 25.9% and 27.7% at September 30, 2023 and December 31, 2022, respectively.

In the third quarter of 2023, we entered into a new unsecured credit agreement, replacing the previous one, which has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2023, we had $1.2 billion of availability on the Revolver, $9.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2023, our interest coverage ratio and debt to capitalization ratio were 38.48:1.00 and 0.26:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2023, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $2.7 billion in the first nine months of 2023 compared to $3.3 billion in the same 2022 period. Working capital decreased $295.5 million, or 5%, during the first nine months of 2023 to $5.3 billion at September 30, 2023, due primarily to a $362.3 million decrease in accounts receivable and inventories, a $127.4 million decrease in short-term investments, partially offset by a $205.0 million decrease in accrued payroll and benefits related to company-wide profit sharing, consistent with decreased pretax earnings.

Capital Investments. During the first nine months of 2023, we invested $1.1 billion in property, plant and equipment, primarily within our steel operations segment and aluminum flat roll mill and supporting satellite recycled aluminum slab centers, compared with $564.7 million invested during the same period in 2022. As announced in 2022, we plan to invest $2.5 billion in a new state-of-the-art low-carbon aluminum flat roll mill with two supporting satellite recycled aluminum slab centers, which is planned to be funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and are expected to continue through 2025. Our liquidity of $3.7 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2023 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 25% to $0.425 per share in the first quarter and continuing into the second and third quarters of 2023 (from $0.34 per share in 2022), resulting in declared cash dividends of $212.5 million during the first nine months of 2023, compared to $186.5 million during the same period in 2022. We paid cash dividends of $201.8 million and $177.1 million during the first nine months of 2023 and 2022, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2022 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $1.1 billion and $1.4 billion of share repurchases during the first nine months of 2023 and 2022, respectively. As of September 30, 2023, we had $277.7 million remaining available to purchase under the November 2022 share repurchase program. On October 31, 2023, our board of directors authorized an additional share repurchase program of up to $1.5 billion of the company’s common stock.

Our ability to meet our debt service obligations and reduce our total debt will depend upon our future performance which, in turn, will depend upon general economic, financial, and business conditions, along with competition, legislation and regulatory factors that are largely beyond our control. In addition, we cannot assure that our operating results, cash flows, access to credit markets and capital resources will be sufficient for repayment of our indebtedness in the future. We believe that based upon current levels of operations and anticipated growth, cash flows from operations, together with other available sources of funds, including borrowings under our Facility, if necessary, will be adequate for the next twelve months for making required payments of principal and interest on our indebtedness, funding working capital requirements, and funding anticipated capital expenditures.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At September 30, 2023, we had a cumulative unrealized gain associated with these financial contracts of $0.8 million, substantially all of which have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of September 30, 2023.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended September 30, 2023

July 1 - 31	815,946	$105.37	815,946	$520,601
August 1 - 31	945,020	105.69	945,020	421,729
September 1 - 30	1,396,878	104.14	1,396,878	277,731
	3,157,844		3,157,844
(1)	In November 2022, our board of directors authorized a share repurchase program of up to $1.5 billion of our common stock. On October 31, 2023, our board of directors authorized an additional share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended September 30, 2023, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 6.    EXHIBITS

Reference is made to the Exhibit Index preceding the signature page hereto, which Exhibit Index is hereby incorporated into this item.

EXHIBIT INDEX

Articles of Incorporation

3.1

Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., reflecting all amendments thereto through May 11, 2023, incorporated herein by reference from Exhibit 3.1 to our Form 10-Q filed August 8, 2023.

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

November 9, 2023

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)