Form 10-Q
period 2024-03-31
STEEL DYNAMICS INC
filed 2024-05-10
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

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

As of May 8, 2024, Registrant had 157,133,196 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and equivalents	$1,039,421	$1,400,887
Short-term investments	653,255	721,210
Accounts receivable, net	1,665,424	1,535,062
Accounts receivable-related parties	73,636	73,245
Inventories	3,027,143	2,894,632
Other current assets	138,557	162,790
Total current assets	6,597,436	6,787,826

Property, plant and equipment, net	7,063,990	6,734,218

Intangible assets, net	250,095	257,759
Goodwill	477,471	477,471
Other assets	637,758	651,146
Total assets	$15,026,750	$14,908,420
Liabilities and Equity
Current liabilities
Accounts payable	$1,174,060	$1,078,645
Accounts payable-related parties	9,533	9,685
Income taxes payable	150,103	5,524
Accrued payroll and benefits	209,782	469,143
Accrued expenses	329,490	309,312
Current maturities of long-term debt	425,696	459,987
Total current liabilities	2,298,664	2,332,296

Long-term debt	2,612,246	2,611,069
Deferred income taxes	923,745	944,768
Other liabilities	144,336	180,760
Total liabilities	5,978,991	6,068,893

Commitments and contingencies

Redeemable noncontrolling interests	171,212	171,212

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,142,204 and 268,112,991 shares issued; and 157,878,760 and 160,018,100
shares outstanding, as of March 31, 2024 and December 31, 2023, respectively	651	651
Treasury stock, at cost; 110,263,444 and 108,094,891 shares,
as of March 31, 2024 and December 31, 2023, respectively	(6,182,274)	(5,897,606)
Additional paid-in capital	1,197,176	1,217,610
Retained earnings	14,056,868	13,545,590
Accumulated other comprehensive income (loss)	(13)	421
Total Steel Dynamics, Inc. equity	9,072,408	8,866,666
Noncontrolling interests	(195,861)	(198,351)
Total equity	8,876,547	8,668,315
Total liabilities and equity	$15,026,750	$14,908,420

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended
	March 31,
	2024	2023

Net sales
Unrelated parties	$4,496,819	$4,745,353
Related parties	197,184	147,853
Total net sales	4,694,003	4,893,206

Costs of goods sold	3,713,205	3,837,084
Gross profit	980,798	1,056,122

Selling, general and administrative expenses	159,507	144,309
Profit sharing	62,652	69,575
Amortization of intangible assets	7,664	6,878
Operating income	750,975	835,360

Interest expense, net of capitalized interest	11,978	22,507
Other (income) expense, net	(26,784)	(34,936)
Income before income taxes	765,781	847,789

Income tax expense	178,281	203,456
Net income	587,500	644,333

Net income attributable to noncontrolling interests	(3,459)	(7,023)
Net income attributable to Steel Dynamics, Inc.	$584,041	$637,310

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$3.68	$3.71

Weighted average common shares outstanding	158,666	171,597

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$3.67	$3.70

Weighted average common shares and share equivalents outstanding	159,354	172,479

Dividends declared per share	$0.46	$0.425

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2024	2023

Net income	$587,500	$644,333
Other comprehensive income - net unrealized (loss) gain on cash flow hedging derivatives, net of income tax benefit of $139 and income tax expense of $291 for the three months ended March 31, 2024 and
2023, respectively	(434)	911
Comprehensive income	587,066	645,244

Comprehensive income attributable to noncontrolling interests	(3,459)	(7,023)
Comprehensive income attributable to Steel Dynamics, Inc.	$583,607	$638,221

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2024	2023

Operating activities:
Net income	$587,500	$644,333

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	115,252	107,694
Equity-based compensation	15,612	16,078
Deferred income taxes	(21,024)	9,008
Other adjustments	18,705	(10,006)
Changes in certain assets and liabilities:
Accounts receivable	(130,753)	(70,922)
Inventories	(133,025)	141,112
Other assets	(12,176)	7,842
Accounts payable	29,499	117,312
Income taxes receivable/payable	165,664	189,247
Accrued expenses	(280,037)	(417,915)
Net cash provided by operating activities	355,217	733,783

Investing activities:
Purchases of property, plant and equipment	(374,310)	(226,319)
Purchases of short-term investments	(205,873)	(356,777)
Proceeds from maturities of short-term investments	272,994	271,107
Other investing activities	14,255	2,343
Net cash used in investing activities	(292,934)	(309,646)

Financing activities:
Issuance of current and long-term debt	379,268	393,910
Repayment of current and long-term debt	(413,939)	(405,279)
Dividends paid	(68,008)	(58,798)
Purchases of treasury stock	(298,059)	(353,997)
Other financing activities	(23,108)	(23,449)
Net cash used in financing activities	(423,846)	(447,613)

Decrease in cash, cash equivalents, and restricted cash	(361,563)	(23,476)
Cash, cash equivalents, and restricted cash at beginning of period	1,406,464	1,633,919

Cash, cash equivalents, and restricted cash at end of period	$1,044,901	$1,610,443

Supplemental disclosure information:
Cash paid for interest	$9,327	$9,596
Cash paid for income taxes, net	$28,390	$4,703

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is one of the largest and most diversified domestic steel producers and metals recycler, combined with a meaningful steel fabrication manufacturing platform. Effective the fourth quarter 2023, the company changed its reportable segments, consistent with how it currently manages the business, representing four reporting segments: steel operations, metals recycling operations, steel fabrication operations, and aluminum operations. Segment information provided within this Form 10-Q, including within Note 7. Segment Information, has been recast for all prior periods consistent with the current reportable segment presentation.

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), Vulcan Threaded Products, Inc., warehouse operations in Mexico, and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility.

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

Aluminum Operations Segment. Aluminum operations include the recycled aluminum flat rolled products mill being constructed in Columbus, Mississippi, and two satellite recycled aluminum slab centers in Arizona and Mexico. The flat rolled products mill is a joint venture concurrently formed with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. Construction has begun on the flat rolled products mill and the recycled aluminum slab centers with the flat rolled mill operations expected to begin mid-2025 and operations at the Mexico and Arizona recycled slab centers in late 2024 and mid-2025, respectively.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consist of certain joint ventures and the company’s idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Steel Dynamics, Inc., together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 90% by SDI) are $60.0 million at March 31, 2024, and December 31, 2023. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at March 31, 2024, and December 31, 2023.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at March 31, 2024, $5.6 million at December 31, 2023, $5.5 million at March 31, 2023, and $5.5 million at December 31, 2022, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. Interest income from invested cash and short-term investments was $26.3 million and $26.0 million for the three-month periods ended March 31, 2024 and 2023, respectively, and is recorded in other (income) expense, net as earned. The company’s short-term investments were $653.3 million and $721.2 million as of March 31, 2024 and December 31, 2023, respectively.

Goodwill

The company’s goodwill consisted of the following at March 31, 2024, and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	203,413	203,413
Steel Fabrication Operations Segment	1,925	1,925
	$477,471	$477,471

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

At March 31, 2024, the company reported $1,739.1 million of accounts receivable, net of allowances for credit losses of $8.2 million. Changes in the allowance were not material for each of the three-month periods ended March 31, 2024 and 2023.

Derivative Financial Instruments

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

The fair value of the Company’s derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, totaled $19.8 million at March 31, 2024, and $24.0 million at December 31, 2023, and are reflected in other current assets in the consolidated balance sheets. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold and were not material for each of the three-month periods ended March 31, 2024 and 2023. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net gains reclassified from accumulated other comprehensive income, were not material for each of the three-month periods ended March 31, 2024 and 2023.

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

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three-month periods ended March 31, 2024 and 2023.

	Three-Month Periods Ended March 31,
	2024			2023
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$584,041	158,666	$3.68	$637,310	171,597	$3.71
Dilutive common share equivalents	-	688		-	882
Diluted earnings per share	$584,041	159,354	$3.67	$637,310	172,479	$3.70

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$1,277,714	$1,226,272
Supplies	730,243	711,653
Work in progress	330,222	296,932
Finished goods	688,964	659,775
Total inventories	$3,027,143	$2,894,632

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three-month periods ended March 31, 2024 and 2023 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2023	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	(72,624)	-	-	(72,624)	-
Noncontrolling investors, net	-	-	-	-	-	(969)	(969)	-
Share repurchases	-	(298,059)	-	-	-	-	(298,059)	-
Equity-based compensation	-	13,391	(20,434)	(139)	-	-	(7,182)	-
Net income	-	-	-	584,041	-	3,459	587,500	-
Other comprehensive income, net of tax	-	-	-	-	(434)	-	(434)	-
Balances at March 31, 2024	$651	$(6,182,274)	$1,197,176	$14,056,868	$(13)	$(195,861)	$8,876,547	$171,212

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2022	$650	$(4,459,513)	$1,212,566	$11,375,765	$889	$(216,055)	$7,914,302	$181,503
Dividends declared	-	-	-	(72,316)	-	-	(72,316)	-
Noncontrolling investors, net	-	-	-	-	-	(7,387)	(7,387)	4,702
Share repurchases	-	(353,997)	-	-	-	-	(353,997)	-
Equity-based compensation	-	12,997	(18,487)	(138)	-	-	(5,628)	-
Net income	-	-	-	637,310	-	7,023	644,333	-
Other comprehensive income, net of tax	-	-	-	-	911	-	911	-
Balances at March 31, 2023	$650	$(4,800,513)	$1,194,079	$11,940,621	$1,800	$(216,419)	$8,120,218	$186,205

Note 5. Fair Value Measurements

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2024
Short-term investments	$653,255	$-	$653,255	$-
Commodity futures – financial assets	3,576	-	3,576	-
Commodity futures – financial liabilities	5,989	-	5,989	-

December 31, 2023
Short-term investments	$721,210	$-	$721,210	$-
Commodity futures – financial assets	2,483	-	2,483	-
Commodity futures – financial liabilities	9,305	-	9,305	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.8 billion at March 31, 2024 and December 31, 2023 (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at March 31, 2024 and December 31, 2023).

Note 6. Commitments and Contingencies

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Segment Information

The company’s operations are primarily organized and managed by reportable operating segments. In the fourth quarter 2023, the company changed its reportable segments, consistent with how it currently manages the business, which include steel operations (including warehousing operations previously included in “Other”), metals recycling operations, steel fabrication operations, and a newly created aluminum operations. The segment operations are more fully described in Note 1 to the consolidated financial statements. Operating segment performance and resource allocations are primarily based on operating results before income taxes. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra-segment sales and any related profits are eliminated in consolidation. Amounts included in the category “Other” are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of certain joint ventures and the idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

The company’s segment results, with prior periods recast consistent with our current reportable segments presentation, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
March 31, 2024	Operations	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$3,133,610	$390,923	$446,096	$-	$307,859		$-		$4,278,488
External Non-U.S.	232,627	178,550	1,083	-	3,255		-		415,515
Other segments	148,291	524,568	4,584	-	-		(677,443)		-
	3,514,528	1,094,041	451,763	-	311,114		(677,443)		4,694,003
Operating income (loss)	670,931	18,728	178,340	(13,531)	(97,872)	(1)	(5,621)		750,975
Income (loss) before income taxes	674,812	21,509	178,367	(13,811)	(89,073)		(6,023)		765,781
Depreciation and amortization	87,507	18,470	2,682	20	6,573		-		115,252
Capital expenditures	95,833	31,864	5,436	237,328	3,849		-		374,310

As of March 31, 2024
Assets	$8,890,778	$1,507,536	$768,832	$1,606,906	$3,121,797	(2)	$(869,099)	(3)	$15,026,750

Footnotes related to the three-month period ended March 31, 2024, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(25.3)	(2)	Cash and equivalents	$911.1
	Companywide equity-based compensation	(14.5)		Short-term and other investments	886.4
	Company profit sharing component	(63.0)		Accounts receivable	31.6
	Other, net	4.9		Inventories	59.3
		$(97.9)		Property, plant and equipment, net	136.2
				Intra-company debt	789.7
				Investments in unconsolidated affiliates	214.4
				Other	93.1
					$3,121.8

(3)	Elimination of intra-company receivables	$(58.3)
	Elimination of intra-company debt	(789.7)
	Other	(21.1)
		$(869.1)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
March 31, 2023	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,847,248	$382,803	$868,702	$-	$352,267		$-	$4,451,020
External Non-U.S.	241,242	200,665	66	-	213		-	442,186
Other segments	83,209	578,459	36	-	-		(661,704)	-
	3,171,699	1,161,927	868,804	-	352,480		(661,704)	4,893,206
Operating income (loss)	341,908	39,688	551,272	(2,422)	(96,666)	(1)	1,580	835,360
Income (loss) before income taxes	343,089	45,549	551,412	(2,406)	(91,079)		1,224	847,789
Depreciation and amortization	84,532	14,365	2,331	-	6,466		-	107,694
Capital expenditures	120,628	19,697	4,496	74,820	6,678		-	226,319

Footnotes related to the three-month period ended March 31, 2023, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(23.6)
	Companywide equity-based compensation	(13.6)
	Company profit sharing component	(68.9)
	Other, net	9.4
		$(96.7)

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2023, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

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

Results Overview

In the first quarter of 2024 we achieved near-record quarterly steel shipments of 3.3 million tons, as steel demand remained steady. Our metals recycling operations benefitted from consistent domestic steel industry demand during the first quarter of 2024 compared to the same period in 2023, while our steel fabrication segment achieved historically strong results on solid non-residential construction demand.

Consolidated operating income decreased $84.4 million, or 10%, to $751.0 million for the first quarter of 2024, compared to the first quarter of 2023 as metal spread contracted in our metals recycling and steel fabrication operations, more than offsetting metal spread expansion in our steel operations. First quarter 2024 net income attributable to Steel Dynamics, Inc. decreased $53.3 million, or 8%, to $584.0 million, compared to the first quarter of 2023, consistent with decreased operating income.

Segment Operating Results 2024 vs. 2023 (dollars in thousands)

	Three Months Ended March 31,
	2024	% Change	2023
Net sales:
Steel Operations Segment	$3,514,528	11%	$3,171,699
Metals Recycling Operations Segment	1,094,041	(6)%	1,161,927
Steel Fabrication Operations Segment	451,763	(48)%	868,804
Aluminum Operations Segment	-	-	-
Other	311,114	(12)%	352,480
	5,371,446		5,554,910
Intra-company	(677,443)		(661,704)
	$4,694,003	(4)%	$4,893,206

Operating income (loss):
Steel Operations Segment	$670,931	96%	$341,908
Metals Recycling Operations Segment	18,728	(53)%	39,688
Steel Fabrication Operations Segment	178,340	(68)%	551,272
Aluminum Operations Segment	(13,531)	(459)%	(2,422)
Other	(97,872)	(1)%	(96,666)
	756,596		833,780
Intra-company	(5,621)		1,580
	$750,975	(10)%	$835,360

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), Vulcan Threaded Products, Inc., warehouse operations in Mexico, and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility. Steel operations accounted for 72% and 63% of our consolidated net sales during the three-month periods ended March 31, 2024 and 2023, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2024	% Change	2023

Total shipments	3,255,594	(3)%	3,345,148
Intra-segment shipments	(332,633)		(391,380)
Steel Operations Segment shipments	2,922,961	(1)%	2,953,768

External shipments	2,803,569	(2)%	2,869,321

Steel Operations Segment Results 2024 vs. 2023

During the first quarter of 2024, our steel operations achieved near-record shipments of 3.3 million tons (2.9 million excluding intra-segment), including 467,000 tons from Sinton during the first quarter 2024. Customer order activity and steel demand were solid during the quarter, supporting consistent shipping volumes. Sheet steel pricing was 19% higher than the first quarter of 2023, as prices rebounded after decreasing for much of 2023. First quarter 2024 total steel segment average selling prices increased 12%, or $128 per ton, compared to first quarter of 2023. Steel operations segment shipments decreased 1% in the first quarter 2024, as compared to record shipments in the first quarter of 2023. Net sales for the steel operations in the first quarter 2024 increased 11% compared to the same period in 2023, due to the increase in average steel selling prices coupled with stable shipments.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations was consistent in the first quarter of 2024, compared to the same period in 2023, increasing $3 per ton.

In the first quarter of 2024, as a result of average selling prices increasing (particularly for our sheet steel products) more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 18% compared to the first quarter of 2023. As a result of this metal spread expansion, operating income for the steel operations increased 96%, to $670.9 million, in the first quarter of 2024, compared to the same period in 2023.

Metals Recycling Operations Segment

Metals recycling operations include our OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the first quarters of 2024 and 2023, 63% and 61%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 87% and 86% in the first quarters of 2024 and 2023, respectively. Metals recycling operations accounted for 12% of our consolidated net sales during the three-month periods ended March 31, 2024 and 2023.

Metals Recycling Operations Segment Shipments:

	Three Months Ended March 31,
	2024	% Change	2023
Ferrous metal (gross tons)
Total	1,453,619	0%	1,452,821
Inter-company	(916,646)		(885,418)
External shipments	536,973	(5)%	567,403

Nonferrous metals (thousands of pounds)
Total	289,436	1%	285,837
Inter-company	(29,480)		(45,106)
External shipments	259,956	8%	240,731

Metals Recycling Operations Segment Results 2024 vs. 2023

During the first quarter of 2024, our metals recycling operations benefited from solid domestic steel industry demand, with flat ferrous and nonferrous scrap shipments compared to the same period in 2023. Ferrous scrap average selling prices were flat during the first quarter of 2024 compared to the same period in 2023, while nonferrous scrap prices decreased 15%, resulting in decreased segment net sales of 6%. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 9% during the first quarter of 2024 compared to the same period in 2023, and nonferrous metal spreads decreased 3%. As a result of the decreased metals spreads, metals recycling operations operating income decreased 53% to $18.7 million in the first quarter of 2024 compared to the first quarter of 2023.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 18% of our consolidated net sales during the three-month periods ended March 31, 2024 and 2023.

Steel Fabrication Operations Segment Results 2024 vs. 2023

Net sales for the steel fabrication operations decreased 48% during the first quarter of 2024 compared to the same period in 2023, as average selling prices decreased $1,880 per ton, or 37%, and volume decreased 17% from the first quarter of 2023. In spite of historically strong demand, first quarter 2024 was negatively impacted by lower shipments, coupled with falling selling prices, which remain above pre-pandemic pricing levels. Our steel fabrication operations continue to benefit from the solid non-residential construction market, as evidenced by a historically strong order backlog that extends through the third quarter 2024. The continued onshoring of manufacturing, coupled with the robust U.S. infrastructure and industrial build-outs, supports consistent strong demand.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed was flat in the first quarter of 2024, compared to the same period in 2023. As a result of decreased selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 49% in the first quarter of 2024 compared to the same period in 2023. This metal spread compression coupled with decreased volume resulted in operating income decreasing 68% to $178.3 million in the first quarter 2024, compared to $551.3 million in the same period in 2023.

Aluminum Operations Segment

Aluminum operations include the recycled aluminum flat rolled products mill being constructed in Columbus, Mississippi, and two satellite recycled aluminum slab centers in Arizona and Mexico. The flat rolled products mill is a joint venture concurrently formed with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. Construction has begun on the flat rolled products mill and the recycled aluminum slab centers with the flat rolled mill operations expected to begin mid-2025 and operations at the Mexico and Arizona recycled slab centers in late 2024 and mid-2025, respectively. The results of this segment currently consist of construction and start-up costs recorded in selling, general and administrative expenses, included within the discussion of consolidated results within the Other Consolidated Results section below. During the first quarter of 2024, there were no additional results of operations, such as those related to shipments or production, to be discussed.

Other Consolidated Results

First Quarter Consolidated Results 2024 vs. 2023

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $159.5 million during the first quarter of 2024 increased 11% from $144.3 million during the first quarter of 2023 primarily due to a 9% increase in payroll and benefits expense related to the execution of our growth strategy during 2024. Selling, general and administrative expenses represented 3.4% and 2.9% of net sales during first quarter 2024 and 2023, respectively.

Profit sharing expense during the first quarter of 2024 of $62.7 million decreased 10% from the $69.6 million during the same period in 2023, consistent with decreased pretax earnings. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the first quarter of 2024, interest expense was $12.0 million, a decrease of $10.5 million compared to the first quarter of 2023. The lower interest expense in the first quarter 2024 compared to the same period in 2023 was due to higher capitalized interest in 2024 related to construction at our Sinton and Heartland divisions, and within the aluminum operations segment.

Other (Income) Expense, net.  Net other income was $26.8 million in the first quarter of 2024, compared to $34.9 million in the first quarter of 2023, due primarily to a decrease in net earnings from equity investments.

Income Tax Expense. First quarter 2024 income tax expense of $178.3 million, at an effective income tax rate of 23.3%, decreased 12% compared to the $203.5 million, at an effective income tax rate of 24.0%, during the first quarter of 2023, consistent with decreased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2024, is as follows (in thousands):

Cash and equivalents	$1,039,421
Short-term and other investments	886,400
Revolver availability	1,190,737
Total liquidity	$3,116,558

Our total outstanding debt of $3.1 billion is consistent with our total outstanding debt at December 31, 2023. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 25.1% and 25.8% at March 31, 2024 and December 31, 2023, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2024, we had $1.2 billion of availability on the Revolver, $9.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2024, our interest coverage ratio and debt to capitalization ratio were 35.44:1.00 and 0.25:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2024, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $355.2 million in the first quarter of 2024 compared to $733.8 million in the same 2023 period. Working capital decreased $1.4 billion, or 25%, during the first quarter of 2024 to $4.3 billion at March 31, 2024, due to a $565.5 million decrease in cash and equivalents, a $387.9 million decrease in receivables and a $379.2 million increase in current maturities of long-term debt as our $400 million 2.800% senior notes were recorded as current in December 2023.

Capital Investments. During the first quarter of 2024, we invested $374.3 million in property, plant and equipment, primarily within our steel operations segment and aluminum operations segment, compared with $226.3 million invested during the same period in 2023. We are currently executing our plan to invest $2.7 billion in a new state-of-the-art low-carbon recycled aluminum flat rolled products mill with two supporting satellite recycled aluminum slab centers, which is planned to be funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and are expected to continue through early 2025. Our liquidity of $3.1 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2024 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 8% to $0.46 per share in the first quarter of 2024 (from $0.425 per share for each quarter in 2023), resulting in declared cash dividends of $72.6 million during the first quarter of 2024, compared to $72.3 million during the same period in 2023. We paid cash dividends of $68.0 million and $58.8 million during the first quarters of 2024 and 2023, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2023 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $298.1 million and $354.0 million of share repurchases during the first quarters of 2024 and 2023, respectively. As of March 31, 2024, we had $1.1 billion remaining available to purchase under the November 2023 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of March 31, 2024, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of March 31, 2024.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended March 31, 2024

January 1 - 31	1,148,345	$116.56	1,148,345	$1,261,727
February 1 - 29	908,005	124.65	908,005	1,149,684
March 1 - 31	374,453	136.26	374,453	1,099,172
	2,430,803		2,430,803
(1)	In November 2023, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended March 31, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

3.2

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through January 31, 2024, incorporated herein by reference from Exhibit 3.2 to our Form 10-K filed February 29, 2024.

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

May 10, 2024

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)