Form 10-Q
period 2024-06-30
STEEL DYNAMICS INC
filed 2024-08-08
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024

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

As of August 6, 2024, Registrant had 154,302,528 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and equivalents	$829,980	$1,400,887
Short-term investments	418,367	721,210
Accounts receivable, net	1,695,840	1,535,062
Accounts receivable-related parties	79,552	73,245
Inventories	3,073,637	2,894,632
Other current assets	141,635	162,790
Total current assets	6,239,011	6,787,826

Property, plant and equipment, net	7,433,564	6,734,218

Intangible assets, net	242,450	257,759
Goodwill	477,471	477,471
Other assets	668,761	651,146
Total assets	$15,061,257	$14,908,420
Liabilities and Equity
Current liabilities
Accounts payable	$1,205,679	$1,078,645
Accounts payable-related parties	7,729	9,685
Income taxes payable	6,070	5,524
Accrued payroll and benefits	277,307	469,143
Accrued expenses	343,525	309,312
Current maturities of long-term debt	815,642	459,987
Total current liabilities	2,655,952	2,332,296

Long-term debt	2,212,802	2,611,069
Deferred income taxes	928,321	944,768
Other liabilities	143,968	180,760
Total liabilities	5,941,043	6,068,893

Commitments and contingencies

Redeemable noncontrolling interests	171,212	171,212

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,142,204 and 268,112,991 shares issued; and 155,617,909 and 160,018,100
shares outstanding, as of June 30, 2024 and December 31, 2023, respectively	651	651
Treasury stock, at cost; 112,524,295 and 108,094,891 shares,
as of June 30, 2024 and December 31, 2023, respectively	(6,489,369)	(5,897,606)
Additional paid-in capital	1,207,771	1,217,610
Retained earnings	14,413,148	13,545,590
Accumulated other comprehensive income (loss)	(1,428)	421
Total Steel Dynamics, Inc. equity	9,130,773	8,866,666
Noncontrolling interests	(181,771)	(198,351)
Total equity	8,949,002	8,668,315
Total liabilities and equity	$15,061,257	$14,908,420

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales
Unrelated parties	$4,443,994	$4,930,422	$8,940,813	$9,675,775
Related parties	188,640	151,208	385,824	299,061
Total net sales	4,632,634	5,081,630	9,326,637	9,974,836

Costs of goods sold	3,857,797	3,774,772	7,571,002	7,611,856
Gross profit	774,837	1,306,858	1,755,635	2,362,980

Selling, general and administrative expenses	160,016	141,209	319,523	285,518
Profit sharing	48,053	90,990	110,705	160,565
Amortization of intangible assets	7,645	10,924	15,309	17,802
Operating income	559,123	1,063,735	1,310,098	1,899,095

Interest expense, net of capitalized interest	12,719	20,767	24,697	43,274
Other (income) expense, net	(18,708)	(31,348)	(45,492)	(66,284)
Income before income taxes	565,112	1,074,316	1,330,893	1,922,105

Income tax expense	133,422	258,139	311,703	461,595
Net income	431,690	816,177	1,019,190	1,460,510

Net income attributable to noncontrolling interests	(3,692)	(4,070)	(7,151)	(11,093)
Net income attributable to Steel Dynamics, Inc.	$427,998	$812,107	$1,012,039	$1,449,417

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$2.73	$4.83	$6.42	$8.54

Weighted average common shares outstanding	156,856	168,009	157,761	169,803

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$2.72	$4.81	$6.39	$8.49

Weighted average common shares and share equivalents outstanding	157,579	168,865	158,467	170,672

Dividends declared per share	$0.46	$0.425	$0.92	$0.85

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$431,690	$816,177	$1,019,190	$1,460,510
Other comprehensive income - net unrealized (loss) gain on cash flow hedging derivatives, net of income tax expense (benefit) of
($452) and ($247) for the three months ended, and ($590) and $44
for the six months ended June 30, 2024 and 2023, respectively	(1,415)	(773)	(1,849)	138
Comprehensive income	430,275	815,404	1,017,341	1,460,648

Comprehensive income attributable to noncontrolling interests	(3,692)	(4,070)	(7,151)	(11,093)
Comprehensive income attributable to Steel Dynamics, Inc.	$426,583	$811,334	$1,010,190	$1,449,555

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating activities:
Net income	$431,690	$816,177	$1,019,190	$1,460,510

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	117,053	110,970	232,305	218,664
Equity-based compensation	13,013	11,678	28,625	27,756
Deferred income taxes	4,577	43,380	(16,447)	52,388
Other adjustments	(6,403)	1,541	12,302	(8,465)
Changes in certain assets and liabilities:
Accounts receivable	(36,332)	(16,971)	(167,085)	(87,893)
Inventories	(46,645)	(55,158)	(179,670)	85,954
Other assets	1,973	(4,923)	(10,203)	2,919
Accounts payable	(27,251)	(114,013)	2,248	3,299
Income taxes receivable/payable	(145,676)	(85,486)	19,988	103,761
Accrued expenses	76,562	100,611	(203,475)	(317,304)
Net cash provided by operating activities	382,561	807,806	737,778	1,541,589

Investing activities:
Purchases of property, plant and equipment	(419,166)	(358,280)	(793,476)	(584,599)
Purchases of short-term investments	(63,180)	(165,052)	(269,053)	(521,829)
Proceeds from maturities of short-term investments	298,314	267,969	571,308	539,076
Other investing activities	(25,554)	(217,905)	(11,299)	(215,562)
Net cash used in investing activities	(209,586)	(473,268)	(502,520)	(782,914)

Financing activities:
Issuance of current and long-term debt	580,613	327,132	959,881	721,042
Repayment of current and long-term debt	(590,053)	(321,143)	(1,003,992)	(726,422)
Dividends paid	(72,624)	(72,323)	(140,632)	(131,121)
Purchases of treasury stock	(309,064)	(380,206)	(607,123)	(734,203)
Other financing activities	8,778	(17,579)	(14,330)	(41,028)
Net cash used in financing activities	(382,350)	(464,119)	(806,196)	(911,732)

Decrease in cash, cash equivalents, and restricted cash	(209,375)	(129,581)	(570,938)	(153,057)
Cash, cash equivalents, and restricted cash at beginning of period	1,044,901	1,610,443	1,406,464	1,633,919

Cash, cash equivalents, and restricted cash at end of period	$835,526	$1,480,862	$835,526	$1,480,862

Supplemental disclosure information:
Cash paid for interest	$41,037	$41,781	$50,364	$51,377
Cash paid for income taxes, net	$273,323	$308,055	$301,713	$312,758

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

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States (US), and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry.

Aluminum Operations Segment. Aluminum operations include the recycled aluminum flat rolled products mill being constructed in Columbus, Mississippi, and two satellite recycled aluminum slab centers in the southwest United States and central Mexico. The flat rolled products mill is a joint venture concurrently formed with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. Construction has begun on the flat rolled products mill and the recycled aluminum slab centers with the flat rolled mill operations expected to begin mid-2025 and operations at the Mexico and US recycled slab centers in late 2024 and mid-2025, respectively.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 90% by SDI) are $60.0 million at June 30, 2024 and December 31, 2023. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at June 30, 2024 and December 31, 2023.

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

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.6 million at June 30, 2024, $5.5 million at March 31, 2024, $5.6 million at December 31, 2023, $5.5 million at June 30, 2023, $5.5 million at March 31, 2023 and $5.5 million at December 31, 2022, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. Interest income from invested cash and short-term investments was $20.6 million and $25.5 million for the three-month periods ended June 30, 2024 and 2023, respectively, $46.9 million and $51.5 million for the six-month periods ended June 30, 2024 and 2023, respectively, and is recorded in other (income) expense, net as earned. The company’s short-term investments were $418.4 million and $721.2 million as of June 30, 2024 and December 31, 2023, respectively.

Goodwill

The company’s goodwill consisted of the following at June 30, 2024, and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	203,413	203,413
Steel Fabrication Operations Segment	1,925	1,925
	$477,471	$477,471

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

At June 30, 2024, the company reported $1,775.4 million of accounts receivable, net of allowances for credit losses of $8.0 million. Changes in the allowance were not material for each of the three and six-month periods ended June 30, 2024 and 2023.

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

The fair value of the Company’s derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, totaled $34.9 million at June 30, 2024 and $24.0 million at December 31, 2023, and are reflected in other current assets in the consolidated balance sheets. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold and were not material for each of the three and six-month periods ended June 30, 2024 and 2023. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were not material for each of the three and six-month periods ended June 30, 2024 and 2023.

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

Subsequent Event

In July 2024, the company issued $600.0 million of 5.375% notes due 2034. The net proceeds from these notes are intended to be used for general corporate purposes, which may include the repayment at or prior to maturity of the company’s 2.800% senior notes due December 2024, working capital, capital expenditures, advances for or investments in the company’s subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of the company’s common stock.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and six-month periods ended June 30, 2024 and 2023.

	Three-Month Periods Ended June 30,
	2024			2023
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$427,998	156,856	$2.73	$812,107	168,009	$4.83
Dilutive common share equivalents	-	723		-	856
Diluted earnings per share	$427,998	157,579	$2.72	$812,107	168,865	$4.81

	Six-Month Periods Ended June 30,
	2024			2023
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,012,039	157,761	$6.42	$1,449,417	169,803	$8.54
Dilutive common share equivalents	-	706		-	869
Diluted earnings per share	$1,012,039	158,467	$6.39	$1,449,417	170,672	$8.49

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$1,339,472	$1,226,272
Supplies	761,987	711,653
Work in progress	316,022	296,932
Finished goods	656,156	659,775
Total inventories	$3,073,637	$2,894,632

Note 4. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and six-month periods ended June 30, 2024 and 2023 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2023	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	(72,624)	-	-	(72,624)	-
Noncontrolling investors, net	-	-	-	-	-	(969)	(969)	-
Share repurchases	-	(298,059)	-	-	-	-	(298,059)	-
Equity-based compensation	-	13,391	(20,434)	(139)	-	-	(7,182)	-
Net income	-	-	-	584,041	-	3,459	587,500	-
Other comprehensive loss, net of tax	-	-	-	-	(434)	-	(434)	-
Balances at March 31, 2024	651	(6,182,274)	1,197,176	14,056,868	(13)	(195,861)	8,876,547	171,212
Dividends declared	-	-	-	(71,584)	-	-	(71,584)	-
Noncontrolling investors, net	-	-	-	-	-	10,398	10,398	-
Share repurchases	-	(309,064)	-	-	-	-	(309,064)	-
Equity-based compensation	-	1,969	10,595	(134)	-	-	12,430	-
Net income	-	-	-	427,998	-	3,692	431,690	-
Other comprehensive loss, net of tax	-	-	-	-	(1,415)	-	(1,415)	-
Balances at June 30, 2024	$651	$(6,489,369)	$1,207,771	$14,413,148	$(1,428)	$(181,771)	$8,949,002	$171,212

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2024
Short-term investments	$418,367	$-	$418,367	$-
Commodity futures – financial assets	25,248	-	25,248	-
Commodity futures – financial liabilities	16,659	-	16,659	-

December 31, 2023
Short-term investments	$721,210	$-	$721,210	$-
Commodity futures – financial assets	2,483	-	2,483	-
Commodity futures – financial liabilities	9,305	-	9,305	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $2.8 billion at June 30, 2024 and December 31, 2023 (with a corresponding carrying amount in the consolidated balance sheet of $3.1 billion at June 30, 2024 and December 31, 2023).

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

The company’s segment results, with prior periods recast consistent with our current reportable segments presentation, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2024	Operations	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,937,985	$392,697	$472,790	$-	$439,464		$-		$4,242,936
External Non-U.S.	194,247	193,735	42	-	1,674		-		389,698
Other segments	115,730	585,774	904	1,865	-		(704,273)		-
	3,247,962	1,172,206	473,736	1,865	441,138		(704,273)		4,632,634
Operating income (loss)	438,620	28,225	180,740	(19,248)	(73,935)	(1)	4,721		559,123
Income (loss) before income taxes	439,540	22,562	179,864	(20,829)	(37,543)		(18,482)		565,112
Depreciation and amortization	87,497	19,427	2,777	507	6,845		-		117,053
Capital expenditures	131,662	16,194	7,709	272,270	14,095		(22,764)		419,166

As of June 30, 2024
Assets	$8,870,515	$1,595,874	$791,533	$1,968,632	$3,029,749	(2)	$(1,195,046)	(3)	$15,061,257

Footnotes related to the three-month period ended June 30, 2024, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(24.7)	(2)	Cash and equivalents	$706.8
	Companywide equity-based compensation	(12.6)		Short-term and other investments	654.0
	Company profit sharing component	(48.3)		Accounts receivable	43.3
	Other, net	11.7		Inventories	101.7
		$(73.9)		Property, plant and equipment, net	136.6
				Intra-company debt	1,042.1
				Investments in unconsolidated affiliates	216.7
				Other	128.5
					$3,029.7

(3)	Elimination of intra-company receivables	$(118.6)
	Elimination of intra-company debt	(1,042.1)
	Other	(34.3)
		$(1,195.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2023	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,123,512	$368,561	$779,374	$-	$259,927		$-	$4,531,374
External Non-U.S.	326,043	223,812	35	-	366		-	550,256
Other segments	145,887	575,752	189	-	269		(722,097)	-
	3,595,442	1,168,125	779,598	-	260,562		(722,097)	5,081,630
Operating income (loss)	699,719	33,005	462,080	(3,410)	(120,970)	(1)	(6,689)	1,063,735
Income (loss) before income taxes	701,669	38,225	462,207	(3,387)	(117,299)		(7,099)	1,074,316
Depreciation and amortization	80,701	20,761	2,422	-	7,086		-	110,970
Capital expenditures	101,869	25,259	7,138	219,098	4,916		-	358,280

Footnotes related to the three-month period ended June 30, 2023, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(22.6)
	Companywide equity-based compensation	(11.2)
	Company profit sharing component	(88.0)
	Other, net	0.8
		$(121.0)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2024	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$6,071,595	$783,620	$918,886	$-	$747,323		$-	$8,521,424
External Non-U.S.	426,874	372,285	1,125	-	4,929		-	805,213
Other segments	264,021	1,110,342	5,488	1,865	-		(1,381,716)	-
	6,762,490	2,266,247	925,499	1,865	752,252		(1,381,716)	9,326,637
Operating income (loss)	1,109,551	46,953	359,080	(32,779)	(171,807)	(1)	(900)	1,310,098
Income (loss) before income taxes	1,114,352	44,071	358,231	(34,640)	(126,616)		(24,505)	1,330,893
Depreciation and amortization	175,004	37,897	5,459	527	13,418		-	232,305
Capital expenditures	227,495	48,058	13,145	509,598	17,944		(22,764)	793,476

Footnotes related to the six-month period ended June 30, 2024, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(50.0)
	Companywide equity-based compensation	(27.1)
	Company profit sharing component	(111.3)
	Other, net	16.6
		$(171.8)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7. Segment Information (Continued)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2023	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$5,970,760	$751,364	$1,648,076	$-	$612,194		$-	$8,982,394
External Non-U.S.	567,285	424,477	101	-	579		-	992,442
Other segments	229,096	1,154,211	225	-	269		(1,383,801)	-
	6,767,141	2,330,052	1,648,402	-	613,042		(1,383,801)	9,974,836
Operating income (loss)	1,041,627	72,693	1,013,352	(5,832)	(217,636)	(1)	(5,109)	1,899,095
Income (loss) before income taxes	1,044,758	83,774	1,013,619	(5,793)	(208,378)		(5,875)	1,922,105
Depreciation and amortization	165,233	35,126	4,753	-	13,552		-	218,664
Capital expenditures	222,497	44,956	11,634	293,918	11,594		-	584,599

Footnotes related to the six-month period ended June 30, 2023, segment results (in millions):

(1)	Corporate SG&A	$(46.2)
	Companywide equity-based compensation	(24.8)
	Company profit sharing component	(156.9)
	Other, net	10.3
		$(217.6)

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

Results Overview

In the second quarter of 2024 we achieved quarterly steel shipments of 3.2 million tons, as steel demand was solid. Our metals recycling operations benefitted from consistent domestic steel industry demand during the second quarter of 2024 compared to the same period in 2023, while our steel fabrication segment achieved strong results on seasonally solid non-residential construction demand.

Consolidated operating income decreased $504.6 million, or 47%, to $559.1 million for the second quarter of 2024, compared to the second quarter of 2023 as metal spread contracted across all operating platforms. Second quarter 2024 net income attributable to Steel Dynamics, Inc. decreased $384.1 million, or 47%, to $428.0 million, compared to the second quarter of 2023, consistent with decreased operating income.

Consolidated operating income decreased $589.0 million, or 31%, to $1.3 billion for the first half of 2024, compared to the first half of 2023. First half 2024 net income attributable to Steel Dynamics, Inc. decreased $437.4 million, or 30%, to $1.0 billion, compared to the first half of 2023, consistent with decreased operating income.

Segment Operating Results 2024 vs. 2023 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
Net sales:
Steel Operations Segment	$3,247,962	(10)%	$3,595,442	$6,762,490	(0)%	$6,767,141
Metals Recycling Operations Segment	1,172,206	0%	1,168,125	2,266,247	(3)%	2,330,052
Steel Fabrication Operations Segment	473,736	(39)%	779,598	925,499	(44)%	1,648,402
Aluminum Operations Segment	1,865	-	-	1,865	-	-
Other	441,138	69%	260,562	752,252	23%	613,042
	5,336,907		5,803,727	10,708,353		11,358,637
Intra-company	(704,273)		(722,097)	(1,381,716)		(1,383,801)
	$4,632,634	(9)%	$5,081,630	$9,326,637	(6)%	$9,974,836

Operating income (loss):
Steel Operations Segment	$438,620	(37)%	$699,719	$1,109,551	7%	$1,041,627
Metals Recycling Operations Segment	28,225	(14)%	33,005	46,953	(35)%	72,693
Steel Fabrication Operations Segment	180,740	(61)%	462,080	359,080	(65)%	1,013,352
Aluminum Operations Segment	(19,248)	(464)%	(3,410)	(32,779)	(462)%	(5,832)
Other	(73,935)	39%	(120,970)	(171,807)	21%	(217,636)
	554,402		1,070,424	1,310,998		1,904,204
Intra-company	4,721		(6,689)	(900)		(5,109)
	$559,123	(47)%	$1,063,735	$1,310,098	(31)%	$1,899,095

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), Vulcan Threaded Products, Inc., warehouse operations in Mexico, and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility. Steel operations accounted for 68% and 67% of our consolidated net sales during the three-month periods ended June 30, 2024 and 2023, respectively, and 70% and 65% during the six-month periods ended June 30, 2024 and 2023, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023

Total shipments	3,203,200	(2)%	3,265,166	6,458,794	(2)%	6,610,314
Intra-segment shipments	(348,489)		(386,665)	(681,122)		(778,046)
Steel Operations Segment shipments	2,854,711	(1)%	2,878,501	5,777,672	(1)%	5,832,268

External shipments	2,753,117	(0)%	2,756,922	5,556,686	(1)%	5,626,243

Steel Operations Segment Results 2024 vs. 2023

During the second quarter of 2024, our steel operations achieved shipments of 3.2 million tons (2.9 million excluding intra-segment). Despite steady steel demand during the quarter, we experienced customer order inconsistency within steel operations, with decreasing scrap prices and customers continuing to manage to low steel inventory levels. Second quarter 2024 total steel segment average selling prices decreased 9%, or $111 per ton, compared to the second quarter of 2023. Steel operations segment shipments remained flat in the second quarter 2024, as compared to the second quarter of 2023. Net sales for the steel operations in the second quarter 2024 decreased 10% compared to the same period in 2023, due to the decrease in average steel selling prices and shipments. Net sales for the steel operations were flat in the first half of 2024 when compared to the same period in 2023.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $57 per ton, or 13%, in the second quarter of 2024, compared to the same period in 2023, consistent with overall decreased domestic scrap pricing noted below in the Metals Recycling Operations segment discussion. In the first half of 2024, our metallic raw material cost per ton decreased $25, or 6%, compared to the same period in 2023

In the second quarter of 2024, as a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 7% compared to the second quarter of 2023. As a result of this metal spread compression, operating income for the steel operations decreased 37%, to $438.6 million, in the second quarter of 2024, compared to the same period in 2023. First half 2024 operating income increased 7%, to $1.1 billion, compared to the first half of 2023 due primarily to a 4% increase in metal spread, as scrap costs decreased more than selling prices.

Metals Recycling Operations Segment

Metals recycling operations include our OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarters of 2024 and 2023, 61% and 62%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 81% and 84% in the second quarters of 2024 and 2023, respectively. Metals recycling operations accounted for 13% of our consolidated net sales during the three-month period ended June 30, 2024 and 12% during the three-month period ended June 30, 2023 and six-month periods ended June 30, 2024 and 2023.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	% Change	2023	2024	% Change	2023
Ferrous metal (gross tons)
Total	1,507,229	(1)%	1,520,164	2,960,848	(0)%	2,972,985
Inter-company	(916,109)		(942,185)	(1,832,755)		(1,827,603)
External shipments	591,120	2%	577,979	1,128,093	(2)%	1,145,382

Nonferrous metals (thousands of pounds)
Total	304,017	9%	279,763	593,453	5%	565,600
Inter-company	(49,664)		(35,403)	(79,144)		(80,509)
External shipments	254,353	4%	244,360	514,309	6%	485,091

Metals Recycling Operations Segment Results 2024 vs. 2023

During the second quarter of 2024, our metals recycling operations benefited from solid domestic steel industry demand, with ferrous scrap shipments that remained flat compared to the same period in 2023, while nonferrous shipments increased 9%. Ferrous scrap average selling prices decreased 13% during the second quarter of 2024 compared to the same period in 2023, while nonferrous scrap prices increased 16%, resulting in flat segment net sales. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 5% during the second quarter of 2024 compared to the same period in 2023, and nonferrous metal spreads decreased 22%, primarily due to a 40% increase in inter-company sales volumes. As a result of the decreased nonferrous metals spreads, metals recycling operations operating income decreased 14% to $28.2 million in the second quarter of 2024 compared to the second quarter of 2023.

Net sales for our metals recycling operations in the first half of 2024 decreased 3% compared to the same period in 2023, driven by decreased ferrous scrap pricing. Ferrous scrap average selling prices declined 7% during the first half of 2024 compared to the same period in 2023, while nonferrous average selling prices were flat. Ferrous shipments were flat and nonferrous shipments increased 5% in the first half of 2024 compared to the first half of 2023. Ferrous metal spreads decreased 2%, while nonferrous metal spreads decreased 14% in the first half of 2024 compared to the first half of 2023. Metals recycling operations operating income in the first half of 2024 of $47.0 million decreased 35% from the first half of 2023 due to the decreased metal spreads.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 15% of our consolidated net sales during the three-month periods ended June 30, 2024 and 2023, respectively, and 10% and 17% during the six-month periods ended June 30, 2024 and 2023, respectively.

Steel Fabrication Operations Segment Results 2024 vs. 2023

Net sales for the steel fabrication operations decreased 39% during the second quarter of 2024 compared to the same period in 2023, as average selling prices decreased $1,406 per ton, or 32%, and volume decreased 11% from the second quarter of 2023. While demand remained historically strong, second quarter 2024 was impacted by lower shipments and falling selling prices, which remain above pre-pandemic pricing levels. Our steel fabrication operations continue to benefit from the solid non-residential construction market, as evidenced by a historically strong order backlog that extends through the fourth quarter 2024. The continued onshoring of manufacturing, coupled with the robust U.S. infrastructure and industrial build-outs, supports consistent strong demand.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed was flat in the second quarter of 2024 compared to the same period in 2023. As a result of decreased selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 44% in the second quarter of 2024 compared to the same period in 2023. This metal spread compression coupled with decreased volume resulted in operating income decreasing 61% to $180.7 million in the second quarter 2024, compared to $462.1 million in the same period in 2023. For the first half of 2024, operating income decreased 65% to $359.1 million compared to the first half of 2023, due to a 47% decrease in metal spread.

Aluminum Operations Segment

Aluminum operations include the recycled aluminum flat rolled products mill being constructed in Columbus, Mississippi, and two satellite recycled aluminum slab centers in the southwest United States (US) and central Mexico. The flat rolled products mill is a joint venture concurrently formed with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. Construction has begun on the flat rolled products mill and the recycled aluminum slab centers with the flat rolled mill operations expected to begin mid-2025 and operations at the Mexico and US recycled slab centers in late 2024 and mid-2025, respectively. The results of this segment currently consist of construction and start-up costs recorded in selling, general and administrative expenses, included within the discussion of consolidated results within the Other Consolidated Results section below. During the first half of 2024, there were no additional results of operations, such as those related to shipments or production, to be discussed.

Other Consolidated Results

Second Quarter Consolidated Results 2024 vs. 2023

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $160.0 million during the second quarter of 2024 increased 13% from $141.2 million during the second quarter of 2023 primarily due to an increase in payroll and benefits expense related to the execution of our growth strategy during 2024. Selling, general and administrative expenses represented 3.5% and 2.8% of net sales during second quarter 2024 and 2023, respectively.

Profit sharing expense during the second quarter of 2024 of $48.1 million decreased 47% from the $91.0 million during the same period in 2023, consistent with decreased pretax earnings. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the second quarter of 2024, interest expense was $12.7 million, a decrease of $8.0 million compared to the second quarter of 2023. The lower interest expense in the second quarter 2024 compared to the same period in 2023 was due to higher capitalized interest in 2024 related to construction within the aluminum operations segment.

Other (Income) Expense, net.  Net other income was $18.7 million in the second quarter of 2024, compared to $31.3 million in the second quarter of 2023, due primarily to the impact of foreign currency exchange rate losses of $10.0 million in 2024 compared to gains of $4.0 million in 2023.

Income Tax Expense. Second quarter 2024 income tax expense of $133.4 million, at an effective income tax rate of 23.6%, decreased 48% compared to the $258.1 million, at an effective income tax rate of 24.0%, during the second quarter of 2023, consistent with decreased pretax earnings.

First Half Consolidated Results 2024 vs. 2023

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $319.5 million during the first half of 2024 increased 12% from $285.5 million during the first half of 2023 primarily due to an increase in payroll and benefits expense related to the execution of our growth strategy during 2024. Selling, general and administrative expenses represented 3.4% and 2.9% of net sales during the first half of 2024 and 2023, respectively.

Profit sharing expense during the first half of 2024 of $110.7 million decreased 31% from the $160.6 million during the same period in 2023, consistent with decreased pretax earnings.

Interest Expense, net of Capitalized Interest. During the first half of 2024, interest expense of $24.7 million decreased 43% from $43.3 million during the first half of 2023. The lower interest expense in the first half of 2024 compared to the same period in 2023 was due to higher capitalized interest in 2024 related to construction at our Sinton and Heartland divisions, and within the aluminum operations segment.

Other (Income) Expense, net.  Net other income was $45.5 million in the first half of 2024, compared to $66.3 million in the first half of 2023, due primarily to the impact of foreign currency exchange rate losses of $9.1 million in 2024 compared to gains of $8.6 million in 2023.

Income Tax Expense. First half 2024 income tax expense of $311.7 million, at an effective income tax rate of 23.4%, decreased 32% compared to the $461.6 million, at an effective income tax rate of 24.0%, during the first half of 2023, consistent with decreased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2024, is as follows (in thousands):

Cash and equivalents	$829,980
Short-term and other investments	654,018
Revolver availability	1,190,725
Total liquidity	$2,674,723

Our total outstanding debt of $3.1 billion is consistent with our total outstanding debt at December 31, 2023. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 24.9% and 25.8% at June 30, 2024 and December 31, 2023, respectively.

In July 2024, we issued $600.0 million of 5.375% notes due 2034. The net proceeds from these notes are intended to be used for general corporate purposes, which may include the repayment at or prior to maturity of our 2.800% senior notes due December 2024, working capital, capital expenditures, advances for or investments in subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of our common stock.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2024, we had $1.2 billion of availability on the Revolver, $9.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2024, our interest coverage ratio and debt to capitalization ratio were 30.84:1.00 and 0.25:1.00, respectively. We were, therefore, in compliance with these covenants at June 30, 2024, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $737.8 million in the first half of 2024 compared to $1.5 billion in the same 2023 period. Working capital decreased $872.5 million, or 20%, during the first half of 2024 to $3.6 billion at June 30, 2024, due to a $570.9 million decrease in cash and equivalents, and a $355.7 million increase in current maturities of long-term debt, as our $400 million 2.400% senior notes due 2025 were recorded as current in June 2024.

Capital Investments. During the first half of 2024, we invested $793.5 million in property, plant and equipment, primarily within our steel operations segment and aluminum operations segment, compared with $584.6 million invested during the same period in 2023. We are currently executing our plan to invest $2.7 billion in a new state-of-the-art low-carbon recycled aluminum flat rolled products mill with two supporting satellite recycled aluminum slab centers, which is planned to be funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and are expected to continue through early 2025. Our liquidity of $2.7 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2024 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 8% to $0.46 per share in the first quarter of 2024 (from $0.425 per share for each quarter in 2023), resulting in declared cash dividends of $144.2 million during the first half of 2024, compared to $143.0 million during the same period in 2023. We paid cash dividends of $140.6 million and $131.1 million during the first half of 2024 and 2023, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2023 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $607.1 million and $734.2 million of share repurchases during the first half of 2024 and 2023, respectively. As of June 30, 2024, we had $793.2 million remaining available to purchase under the November 2023 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of June 30, 2024, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of June 30, 2024.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended June 30, 2024

April 1 - 30	471,362	$139.15	471,362	$1,034,241
May 1 - 31	1,080,287	134.70	1,080,287	890,192
June 1 - 30	768,905	127.41	768,905	793,214
	2,320,554		2,320,554
(1)	In November 2023, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended June 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Instruments Defining the Rights of Security Holders, Including Indentures

4.42

First Supplemental Indenture, relating to our issuance of $600 million 5.375% Notes due 2034, dated as of July 3, 2024, between Steel Dynamics, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed July 5, 2024.

4.43	Form of 5.375% Notes due 2034 (included in Exhibit 4.42), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed July 5, 2024.
Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Document

101.PRE*	Inline XBRL Taxonomy Presentation Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2024

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)