Form 10-Q
period 2024-09-30
STEEL DYNAMICS INC
filed 2024-11-08
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

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

As of November 6, 2024, Registrant had 152,244,995 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2024	2023
Assets	(unaudited)
Current assets
Cash and equivalents	$1,015,210	$1,400,887
Short-term investments	645,343	721,210
Accounts receivable, net	1,500,685	1,535,062
Accounts receivable-related parties	64,272	73,245
Inventories	3,044,887	2,894,632
Other current assets	173,179	162,790
Total current assets	6,443,576	6,787,826

Property, plant and equipment, net	7,825,869	6,734,218

Intangible assets, net	234,806	257,759
Goodwill	477,471	477,471
Other assets	678,099	651,146
Total assets	$15,659,821	$14,908,420
Liabilities and Equity
Current liabilities
Accounts payable	$1,074,501	$1,078,645
Accounts payable-related parties	5,315	9,685
Income taxes payable	6,248	5,524
Accrued payroll and benefits	334,859	469,143
Accrued expenses	389,360	309,312
Current maturities of long-term debt	882,013	459,987
Total current liabilities	2,692,296	2,332,296

Long-term debt	2,801,871	2,611,069
Deferred income taxes	943,154	944,768
Other liabilities	143,200	180,760
Total liabilities	6,580,521	6,068,893

Commitments and contingencies

Redeemable noncontrolling interests	171,212	171,212

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,142,204 and 268,112,991 shares issued; and 153,042,184 and 160,018,100
shares outstanding, as of September 30, 2024 and December 31, 2023, respectively	651	651
Treasury stock, at cost; 115,100,020 and 108,094,891 shares,
as of September 30, 2024 and December 31, 2023, respectively	(6,799,219)	(5,897,606)
Additional paid-in capital	1,220,089	1,217,610
Retained earnings	14,660,426	13,545,590
Accumulated other comprehensive income (loss)	(445)	421
Total Steel Dynamics, Inc. equity	9,081,502	8,866,666
Noncontrolling interests	(173,414)	(198,351)
Total equity	8,908,088	8,668,315
Total liabilities and equity	$15,659,821	$14,908,420

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales
Unrelated parties	$4,162,651	$4,408,861	$13,103,464	$14,061,569
Related parties	178,964	178,196	564,788	500,324
Total net sales	4,341,615	4,587,057	13,668,252	14,561,893

Costs of goods sold	3,736,398	3,635,038	11,307,400	11,246,894
Gross profit	605,217	952,019	2,360,852	3,314,999

Selling, general and administrative expenses	167,692	145,896	487,215	431,414
Profit sharing	34,444	64,413	145,149	224,978
Amortization of intangible assets	7,644	8,160	22,953	25,962
Operating income	395,437	733,550	1,705,535	2,632,645

Interest expense, net of capitalized interest	17,071	18,415	41,768	61,689
Other (income) expense, net	(29,659)	(39,464)	(75,151)	(105,748)
Income before income taxes	408,025	754,599	1,738,918	2,676,704

Income tax expense	87,131	174,817	398,834	636,412
Net income	320,894	579,782	1,340,084	2,040,292

Net income attributable to noncontrolling interests	(3,092)	(2,587)	(10,243)	(13,680)
Net income attributable to Steel Dynamics, Inc.	$317,802	$577,195	$1,329,841	$2,026,612

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$2.06	$3.49	$8.50	$12.04

Weighted average common shares outstanding	154,061	165,170	156,528	168,259

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$2.05	$3.47	$8.46	$11.98

Weighted average common shares and share equivalents outstanding	154,810	166,105	157,248	169,150

Dividends declared per share	$0.46	$0.425	$1.38	$1.275

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$320,894	$579,782	$1,340,084	$2,040,292
Other comprehensive income (loss) - net unrealized gain (loss) on cash flow hedging derivatives, net of income tax expense (benefit) of
$314 and ($485) for the three months ended, and ($276) and ($441)
for the nine months ended September 30, 2024 and 2023, respectively	983	(1,521)	(866)	(1,383)
Comprehensive income	321,877	578,261	1,339,218	2,038,909

Comprehensive income attributable to noncontrolling interests	(3,092)	(2,587)	(10,243)	(13,680)
Comprehensive income attributable to Steel Dynamics, Inc.	$318,785	$575,674	$1,328,975	$2,025,229

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2024	2023	2024	2023

Operating activities:
Net income	$320,894	$579,782	$1,340,084	$2,040,292

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	121,052	107,418	353,357	326,082
Equity-based compensation	12,828	12,044	41,453	39,800
Deferred income taxes	14,832	19,625	(1,615)	72,013
Other adjustments	(10,523)	(12,163)	1,779	(20,628)
Changes in certain assets and liabilities:
Accounts receivable	210,435	260,915	43,350	173,022
Inventories	28,169	102,376	(151,501)	188,330
Other assets	(11,851)	(13,423)	(22,054)	(10,504)
Accounts payable	(13,852)	(57,532)	(11,604)	(54,233)
Income taxes receivable/payable	(12,971)	(7,105)	7,017	96,656
Accrued expenses	100,840	121,762	(102,635)	(195,542)
Net cash provided by operating activities	759,853	1,113,699	1,497,631	2,655,288

Investing activities:
Purchases of property, plant and equipment	(621,355)	(558,361)	(1,414,831)	(1,142,960)
Purchases of short-term investments	(430,826)	(170,887)	(699,879)	(692,716)
Proceeds from maturities of short-term investments	204,543	282,592	775,851	821,668
Other investing activities	(4,357)	(5,891)	(15,656)	(221,453)
Net cash used in investing activities	(851,995)	(452,547)	(1,354,515)	(1,235,461)

Financing activities:
Issuance of current and long-term debt	1,185,657	345,563	2,145,538	1,066,605
Repayment of current and long-term debt	(527,977)	(316,511)	(1,531,969)	(1,042,933)
Dividends paid	(71,584)	(70,713)	(212,216)	(201,834)
Purchases of treasury stock	(309,901)	(331,318)	(917,024)	(1,065,521)
Other financing activities	1,177	1,953	(13,153)	(39,075)
Net cash provided by (used in) financing activities	277,372	(371,026)	(528,824)	(1,282,758)

Increase (decrease) in cash, cash equivalents, and restricted cash	185,230	290,126	(385,708)	137,069
Cash, cash equivalents, and restricted cash at beginning of period	835,526	1,480,862	1,406,464	1,633,919

Cash, cash equivalents, and restricted cash at end of period	$1,020,756	$1,770,988	$1,020,756	$1,770,988

Supplemental disclosure information:
Cash paid for interest	$9,102	$9,848	$59,466	$61,225
Cash paid for income taxes, net	$81,742	$160,178	$383,455	$472,936

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is one of the largest and most diversified domestic steel producers and metals recycler, combined with a meaningful steel fabrication manufacturing platform. Effective the fourth quarter 2023, the company changed its reportable segments, consistent with how it currently manages the business, representing four reporting segments: steel operations, metals recycling operations, steel fabrication operations, and aluminum operations. Segment information provided within this Form 10-Q, including within Note 8. Segment Information, has been recast for all prior periods consistent with the current reportable segment presentation.

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

Aluminum Operations Segment. Aluminum operations include the recycled aluminum flat rolled products mill being constructed in Columbus, Mississippi, and two satellite recycled aluminum slab centers in the southwest United States and central Mexico. The flat rolled products mill is a joint venture concurrently formed with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. Construction is progressing on the flat rolled products mill and the recycled aluminum slab centers with the flat rolled mill operations expected to begin mid-2025 and operations at the Mexico and US recycled slab centers in 2025.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 90% by SDI) are $60.0 million at September 30, 2024 and December 31, 2023. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at September 30, 2024 and December 31, 2023.

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

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.5 million at September 30, 2024, $5.6 million at June 30, 2024, $5.6 million at December 31, 2023, and $5.5 million at June 30, 2023, September 30, 2023, and December 31, 2022, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. Interest income from invested cash and short-term investments was $25.1 million and $28.8 million for the three-month periods ended September 30, 2024 and 2023, respectively, $72.0 million and $80.3 million for the nine-month periods ended September 30, 2024 and 2023, respectively, and is recorded in other (income) expense, net as earned.

Goodwill

The company’s goodwill consisted of the following at September 30, 2024, and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023

Steel Operations Segment	$272,133	$272,133
Metals Recycling Operations Segment	203,413	203,413
Steel Fabrication Operations Segment	1,925	1,925
	$477,471	$477,471

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

At September 30, 2024, the company reported $1,565.0 million of accounts receivable, net of allowances for credit losses of $11.9 million. Changes in the allowance were not material for each of the three and nine-month periods ended September 30, 2024 and 2023.

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

The fair value of the Company’s derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, totaled $31.0 million at September 30, 2024 and $24.0 million at December 31, 2023, and are reflected in other current assets in the consolidated balance sheets. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold and were not material for each of the three and nine-month periods ended September 30, 2024 and 2023. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were not material for each of the three and nine-month periods ended September 30, 2024 and 2023.

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

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents as of or for the three and nine-month periods ended September 30, 2024 and 2023.

	Three-Month Periods Ended September 30,
	2024			2023
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$317,802	154,061	$2.06	$577,195	165,170	$3.49
Dilutive common share equivalents	-	749		-	935
Diluted earnings per share	$317,802	154,810	$2.05	$577,195	166,105	$3.47

	Nine-Month Periods Ended September 30,
	2024			2023
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,329,841	156,528	$8.50	$2,026,612	168,259	$12.04
Dilutive common share equivalents	-	720		-	891
Diluted earnings per share	$1,329,841	157,248	$8.46	$2,026,612	169,150	$11.98

Note 3. Long Term Debt

Senior Unsecured Notes

In July 2024, the company issued $600.0 million of 5.375% notes due 2034. The net proceeds of $586 million, after expenses and the underwriting discount, from these notes are intended to be used for general corporate purposes, which may include the repayment at or prior to maturity of the company’s 2.800% senior notes due December 2024, working capital, capital expenditures, advances for or investments in the company’s subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of the company’s common stock.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Long Term Debt (Continued)

These notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. Early redemption is permitted any time prior to May 15, 2034, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of May 15, 2034, at 100.000%.

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$1,330,982	$1,226,272
Supplies	792,853	711,653
Work in progress	287,008	296,932
Finished goods	634,044	659,775
Total inventories	$3,044,887	$2,894,632

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and nine-month periods ended September 30, 2024 and 2023 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2023	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	(72,624)	-	-	(72,624)	-
Noncontrolling investors, net	-	-	-	-	-	(969)	(969)	-
Share repurchases	-	(298,059)	-	-	-	-	(298,059)	-
Equity-based compensation	-	13,391	(20,434)	(139)	-	-	(7,182)	-
Net income	-	-	-	584,041	-	3,459	587,500	-
Other comprehensive loss, net of tax	-	-	-	-	(434)	-	(434)	-
Balances at March 31, 2024	651	(6,182,274)	1,197,176	14,056,868	(13)	(195,861)	8,876,547	171,212
Dividends declared	-	-	-	(71,584)	-	-	(71,584)	-
Noncontrolling investors, net	-	-	-	-	-	10,398	10,398	-
Share repurchases	-	(309,064)	-	-	-	-	(309,064)	-
Equity-based compensation	-	1,969	10,595	(134)	-	-	12,430	-
Net income	-	-	-	427,998	-	3,692	431,690	-
Other comprehensive loss, net of tax	-	-	-	-	(1,415)	-	(1,415)	-
Balances at June 30, 2024	651	(6,489,369)	1,207,771	14,413,148	(1,428)	(181,771)	8,949,002	171,212
Dividends declared	-	-	-	(70,400)	-	-	(70,400)	-
Noncontrolling investors, net	-	-	-	-	-	5,265	5,265	-
Share repurchases	-	(309,901)	-	-	-	-	(309,901)	-
Equity-based compensation	-	51	12,318	(124)	-	-	12,245	-
Net income	-	-	-	317,802	-	3,092	320,894	-
Other comprehensive income, net of tax	-	-	-	-	983	-	983	-
Balances at September 30, 2024	$651	$(6,799,219)	$1,220,089	$14,660,426	$(445)	$(173,414)	$8,908,088	$171,212

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2024
Short-term investments	$645,343	$-	$645,343	$-
Commodity futures – financial assets	11,149	-	11,149	-
Commodity futures – financial liabilities	27,056	-	27,056	-

December 31, 2023
Short-term investments	$721,210	$-	$721,210	$-
Commodity futures – financial assets	2,483	-	2,483	-
Commodity futures – financial liabilities	9,305	-	9,305	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.5 billion at September 30, 2024, and $2.8 billion at December 31, 2023 (with a corresponding carrying amount in the consolidated balance sheet of $3.7 billion at September 30, 2024, and $3.1 billion at December 31, 2023).

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

The company’s segment results, with prior periods recast consistent with our current reportable segments presentation, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2024	Operations	Operations	Operations	Operations	Other		Eliminations		Consolidated

Net sales - disaggregated revenue
External	$2,745,491	$394,656	$446,663	$-	$402,290		$-		$3,989,100
External Non-U.S.	171,530	170,940	602	-	9,443		-		352,515
Other segments	106,987	526,966	2,538	4,169	-		(640,660)		-
	3,024,008	1,092,562	449,803	4,169	411,733		(640,660)		4,341,615
Operating income (loss)	301,254	7,709	165,592	(23,593)	(60,154)	(1)	4,629		395,437
Income (loss) before income taxes	302,442	6,578	165,153	(25,616)	(24,653)		(15,879)		408,025
Depreciation and amortization	91,114	19,216	2,829	655	7,238		-		121,052
Capital expenditures	121,037	18,601	5,379	475,886	20,518		(20,066)		621,355

As of September 30, 2024
Assets	$8,722,673	$1,554,249	$718,199	$2,358,956	$3,861,117	(2)	$(1,555,373)	(3)	$15,659,821

Footnotes related to the three-month period ended September 30, 2024, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(22.7)	(2)	Cash and equivalents	$848.8
	Companywide equity-based compensation	(12.9)		Short-term and other investments	883.5
	Company profit sharing component	(34.4)		Accounts receivable	52.5
	Other, net	9.8		Inventories	107.1
		$(60.2)		Property, plant and equipment, net	151.7
				Intra-company debt	1,416.2
				Investments in unconsolidated affiliates	224.4
				Other	176.9
					$3,861.1

(3)	Elimination of intra-company receivables	$(88.9)
	Elimination of intra-company debt	(1,416.2)
	Other	(50.3)
		$(1,555.4)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2023	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,904,204	$334,922	$630,045	$-	$247,123		$-	$4,116,294
External Non-U.S.	282,977	185,824	139	-	1,823		-	470,763
Other segments	106,175	531,559	3,023	-	172		(640,929)	-
	3,293,356	1,052,305	633,207	-	249,118		(640,929)	4,587,057
Operating income (loss)	478,740	13,981	330,020	(7,172)	(90,441)	(1)	8,422	733,550
Income (loss) before income taxes	481,047	15,319	329,554	(7,142)	(72,224)		8,045	754,599
Depreciation and amortization	81,600	17,195	2,448	3	6,172		-	107,418
Capital expenditures	111,843	83,858	5,581	342,969	14,110		-	558,361

Footnotes related to the three-month period ended September 30, 2023, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(20.7)
	Companywide equity-based compensation	(11.5)
	Company profit sharing component	(63.6)
	Other, net	5.4
		$(90.4)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2024	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$8,817,086	$1,178,276	$1,365,549	$-	$1,149,613		$-	$12,510,524
External Non-U.S.	598,404	543,225	1,727	-	14,372		-	1,157,728
Other segments	371,008	1,637,308	8,026	6,034	-		(2,022,376)	-
	9,786,498	3,358,809	1,375,302	6,034	1,163,985		(2,022,376)	13,668,252
Operating income (loss)	1,410,805	54,662	524,672	(56,372)	(231,961)	(1)	3,729	1,705,535
Income (loss) before income taxes	1,416,794	50,649	523,384	(60,256)	(151,269)		(40,384)	1,738,918
Depreciation and amortization	266,118	57,113	8,288	1,182	20,656		-	353,357
Capital expenditures	348,532	66,659	18,524	985,484	38,462		(42,830)	1,414,831

Footnotes related to the nine-month period ended September 30, 2024, segment results (in millions):

(1)	Corporate selling, general, & administrative expenses	$(72.7)
	Companywide equity-based compensation	(40.0)
	Company profit sharing component	(145.7)
	Other, net	26.4
		$(232.0)

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2023	Operations	Operations	Operations	Operations	Other		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$8,874,964	$1,086,286	$2,278,121	$-	$859,317		$-	$13,098,688
External Non-U.S.	850,262	610,301	240	-	2,402		-	1,463,205
Other segments	335,271	1,685,770	3,248	-	441		(2,024,730)	-
	10,060,497	3,382,357	2,281,609	-	862,160		(2,024,730)	14,561,893
Operating income (loss)	1,520,367	86,674	1,343,372	(13,004)	(308,077)	(1)	3,313	2,632,645
Income (loss) before income taxes	1,525,805	99,093	1,343,173	(12,935)	(280,602)		2,170	2,676,704
Depreciation and amortization	246,833	52,321	7,201	3	19,724		-	326,082
Capital expenditures	334,340	128,814	17,215	636,887	25,704		-	1,142,960

Footnotes related to the nine-month period ended September 30, 2023, segment results (in millions):

(1)	Corporate SG&A	$(66.9)
	Companywide equity-based compensation	(36.3)
	Company profit sharing component	(220.5)
	Other, net	15.6
		$(308.1)

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

Results Overview

In the third quarter of 2024 we achieved quarterly steel shipments of 3.2 million tons, as steel demand was solid. Our metals recycling operations benefitted from consistent domestic steel industry demand during the third quarter of 2024 compared to the same period in 2023, while our steel fabrication segment achieved strong results on seasonally solid non-residential construction demand.

Consolidated operating income decreased $338.1 million, or 46%, to $395.4 million for the third quarter of 2024, compared to the third quarter of 2023 as metal spread contracted across all operating platforms. Third quarter 2024 net income attributable to Steel Dynamics, Inc. decreased $259.4 million, or 45%, to $317.8 million, compared to the third quarter of 2023, consistent with decreased operating income.

Consolidated operating income decreased $927.1 million, or 35%, to $1.7 billion for the first nine months of 2024, compared to the first nine months of 2023. First nine months 2024 net income attributable to Steel Dynamics, Inc. decreased $696.8 million, or 34%, to $1.3 billion, compared to the first nine months of 2023, consistent with decreased operating income.

Segment Operating Results 2024 vs. 2023 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	% Change	2023	2024	% Change	2023
Net sales:
Steel Operations Segment	$3,024,008	(8)%	$3,293,356	$9,786,498	(3)%	$10,060,497
Metals Recycling Operations Segment	1,092,562	4%	1,052,305	3,358,809	(1)%	3,382,357
Steel Fabrication Operations Segment	449,803	(29)%	633,207	1,375,302	(40)%	2,281,609
Aluminum Operations Segment	4,169	-	-	6,034	-	-
Other	411,733	65%	249,118	1,163,985	35%	862,160
	4,982,275		5,227,986	15,690,628		16,586,623
Intra-company	(640,660)		(640,929)	(2,022,376)		(2,024,730)
	$4,341,615	(5)%	$4,587,057	$13,668,252	(6)%	$14,561,893

Operating income (loss):
Steel Operations Segment	$301,254	(37)%	$478,740	$1,410,805	(7)%	$1,520,367
Metals Recycling Operations Segment	7,709	(45)%	13,981	54,662	(37)%	86,674
Steel Fabrication Operations Segment	165,592	(50)%	330,020	524,672	(61)%	1,343,372
Aluminum Operations Segment	(23,593)	(229)%	(7,172)	(56,372)	(333)%	(13,004)
Other	(60,154)	33%	(90,441)	(231,961)	25%	(308,077)
	390,808		725,128	1,701,806		2,629,332
Intra-company	4,629		8,422	3,729		3,313
	$395,437	(46)%	$733,550	$1,705,535	(35)%	$2,632,645

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply (USS), Vulcan Threaded Products, Inc., warehouse operations in Mexico, and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility. Steel operations accounted for 67% and 70% of our consolidated net sales during the three-month periods ended September 30, 2024 and 2023, respectively, and 69% and 67% during the nine-month periods ended September 30, 2024 and 2023, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	% Change	2023	2024	% Change	2023

Total shipments	3,181,377	1%	3,147,702	9,640,171	(1)%	9,758,016
Intra-segment shipments	(320,674)		(372,377)	(1,001,795)		(1,150,423)
Steel Operations Segment shipments	2,860,703	3%	2,775,325	8,638,376	0%	8,607,593

External shipments	2,754,853	3%	2,676,068	8,311,539	0%	8,302,311

Steel Operations Segment Results 2024 vs. 2023

During the third quarter of 2024, our steel operations achieved shipments of 3.2 million tons (2.9 million excluding intra-segment). Despite stable steel demand during the quarter, we experienced lower realized average selling prices, primarily for flat rolled products as generally 80 percent of this business is contractually based and tied to lagging pricing indices. Third quarter 2024 total steel segment average selling prices decreased 11%, or $130 per ton, compared to the third quarter of 2023. Steel operations segment shipments increased 3% in the third quarter 2024, as compared to the third quarter of 2023. Net sales for the steel operations in the third quarter 2024 decreased 8% compared to the same period in 2023, due to the decrease in average steel selling prices. Net sales for the steel operations decreased 3% in the first nine months of 2024 when compared to the same period in 2023.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel operations decreased $38 per ton, or 9%, in the third quarter of 2024, compared to the same period in 2023, consistent with overall decreased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion. In the first nine months of 2024, our metallic raw material cost per ton decreased $30, or 7%, compared to the same period in 2023.

In the third quarter of 2024, as a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 12% compared to the third quarter of 2023. As a result of this metal spread compression, operating income for the steel operations decreased 37%, to $301.3 million, in the third quarter of 2024, compared to the same period in 2023. First nine months 2024 operating income decreased 7%, to $1.4 billion, compared to the first nine months of 2023 due primarily to a 1% decrease in metal spread, as scrap costs decreased more than selling prices.

Metals Recycling Operations Segment

Metals recycling operations include our OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the third quarters of 2024 and 2023, 61% and 62%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 80% in the third quarters of 2024 and 2023. Metals recycling operations accounted for 13% and 11% of our consolidated net sales during the three-month periods ended September 30, 2024 and 2023, respectively, and 13% and 12% during the nine-month periods ended September 30, 2024 and 2023.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	% Change	2023	2024	% Change	2023
Ferrous metal (gross tons)
Total	1,459,206	1%	1,442,964	4,420,054	0%	4,415,949
Inter-company	(922,124)		(895,318)	(2,754,879)		(2,722,921)
External shipments	537,082	(2)%	547,646	1,665,175	(2)%	1,693,028

Nonferrous metals (thousands of pounds)
Total	293,470	5%	279,877	886,923	5%	845,477
Inter-company	(42,432)		(43,043)	(121,576)		(123,552)
External shipments	251,038	6%	236,834	765,347	6%	721,925

Metals Recycling Operations Segment Results 2024 vs. 2023

During the third quarter of 2024, our metals recycling operations were negatively impacted by declining nonferrous metal spreads (primarily copper), with ferrous scrap shipments that remained flat compared to the same period in 2023 and nonferrous shipments increased 5%. Ferrous scrap average selling prices decreased 5% during the third quarter of 2024 compared to the same period in 2023, while nonferrous scrap prices increased 10%, resulting in a 4% increase in segment net sales. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 8% during the third quarter of 2024 compared to the same period in 2023, and nonferrous metal spreads decreased 22%. As a result of the decreased nonferrous metals spreads, metals recycling operations operating income decreased 45% to $7.7 million in the third quarter of 2024 compared to the third quarter of 2023.

Net sales for our metals recycling operations in the first nine months of 2024 decreased 1% compared to the same period in 2023. Ferrous scrap average selling prices declined 6% during the first nine months of 2024 compared to the same period in 2023, while nonferrous average selling prices increased 3%. Ferrous shipments were flat and nonferrous shipments increased 5% in the first nine months of 2024 compared to the first nine months of 2023. Ferrous metal spreads were flat, while nonferrous metal spreads decreased 16% in the first nine months of 2024 compared to the first nine months of 2023. Metals recycling operations operating income in the first nine months of 2024 of $54.7 million decreased 37% from the first nine months of 2023 due to the decreased nonferrous metal spreads.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of trusses, girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 10% and 14% of our consolidated net sales during the three-month periods ended September 30, 2024 and 2023, respectively, and 10% and 15% during the nine-month periods ended September 30, 2024 and 2023, respectively.

Steel Fabrication Operations Segment Results 2024 vs. 2023

Net sales for the steel fabrication operations decreased 29% during the third quarter of 2024 compared to the same period in 2023, as average selling prices decreased $1,080 per ton, or 28%, and volume decreased 2% from the third quarter of 2023. While demand remained at historically strong levels, third quarter 2024 was impacted by lower shipments and continued falling selling prices, as we continue to move back to pre-pandemic pricing levels. Our steel fabrication operations continue to benefit from the solid non-residential construction market, as evidenced by an historically solid order backlog that extends through the first quarter 2025. The continued onshoring of manufacturing, coupled with interest rate declines and the U.S. infrastructure program, supports consistent strong demand.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed decreased 9% in the third quarter of 2024 compared to the same period in 2023. As a result of decreased selling prices per ton, metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 36% in the third quarter of 2024 compared to the same period in 2023. This metal spread compression coupled with decreased volume resulted in operating income decreasing 50% to $165.6 million in the third quarter 2024, compared to $330.0 million in the same period in 2023. For the first nine months of 2024, operating income decreased 61% to $524.7 million compared to the first nine months of 2023, due to a 44% decrease in metal spread.

Aluminum Operations Segment

Aluminum operations include the recycled aluminum flat rolled products mill being constructed in Columbus, Mississippi, and two satellite recycled aluminum slab centers in the southwest United States (US) and central Mexico. The flat rolled products mill is a joint venture concurrently formed with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. Construction is progressing on the flat rolled products mill and the recycled aluminum slab centers with the flat rolled mill operations expected to begin mid-2025 and operations at the Mexico and US recycled slab centers in 2025. The results of this segment currently consist of construction and start-up costs recorded in selling, general and administrative expenses, included within the discussion of consolidated results within the Other Consolidated Results section below. During the first nine months of 2024, there were no additional results of operations, such as those related to shipments or production, to be discussed.

Other Consolidated Results

Third Quarter Consolidated Results 2024 vs. 2023

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $167.7 million during the third quarter of 2024 increased 15% from $145.9 million during the third quarter of 2023 primarily due to an increase in payroll and benefits expense related to the growth of the aluminum operations segment during 2024. Selling, general and administrative expenses represented 3.9% and 3.2% of net sales during third quarter 2024 and 2023, respectively.

Profit sharing expense during the third quarter of 2024 of $34.4 million decreased 47% from the $64.4 million during the same period in 2023, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for other operations of 33% in the third quarter of 2024 compared to the same period in 2023. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the third quarter of 2024, interest expense of $17.1 million, was comparable to the $18.4 million during the third quarter of 2023.

Other (Income) Expense, net.  Net other income was $29.7 million in the third quarter of 2024, compared to $39.5 million in the third quarter of 2023, due primarily to the impact of decreased interest income and increased foreign currency exchange rate losses in the third quarter 2024 compared to the same period in 2023.

Income Tax Expense. Third quarter 2024 income tax expense of $87.1 million, at an effective income tax rate of 21.4%, decreased 50% compared to the $174.8 million, at an effective income tax rate of 23.2%, during the third quarter of 2023, consistent with decreased pretax earnings. Our effective tax rate decrease was due primarily to certain discrete tax adjustments during the third quarter of 2024.

First Nine Months Consolidated Results 2024 vs. 2023

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $487.2 million during the first nine months of 2024 increased 13% from $431.4 million during the first nine months of 2023 primarily due to an increase in payroll and benefits expense related to the growth of the aluminum operations segment during 2024. Selling, general and administrative expenses represented 3.6% and 3.0% of net sales during the first nine months of 2024 and 2023, respectively.

Profit sharing expense during the first nine months of 2024 of $145.1 million decreased 35% from the $225.0 million during the same period in 2023, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for other operations of 25% in the first nine months of 2024 compared to the same period in 2023.

Interest Expense, net of Capitalized Interest. During the first nine months of 2024, interest expense of $41.8 million decreased 32% from $61.7 million during the first nine months of 2023. The lower interest expense in the first nine months of 2024 compared to the same period in 2023 is due to higher capitalized interest in 2024 related to construction at our Sinton and Heartland divisions, and within the aluminum operations segment.

Other (Income) Expense, net.  Net other income was $75.2 million in the first nine months of 2024, compared to $105.7 million in the first nine months of 2023, due primarily to the impact of foreign currency exchange rate losses of $14.5 million in 2024 compared to gains of $7.5 million in 2023.

Income Tax Expense. First nine months 2024 income tax expense of $398.8 million, at an effective income tax rate of 22.9%, decreased 37% compared to the $636.4 million, at an effective income tax rate of 23.8%, during the first nine months of 2023, consistent with decreased pretax earnings. Our effective tax rate decrease was due primarily to certain discrete tax adjustments during the third quarter of 2024.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, and potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2024, is as follows (in thousands):

Cash and equivalents	$1,015,210
Short-term and other investments	883,546
Revolver availability	1,190,709
Total liquidity	$3,089,465

Our total outstanding debt of $3.7 billion increased $612.8 million compared to December 31, 2023, due to our issuance of senior unsecured notes in July 2024 as described in Note 3, the proceeds of which may be used for the repayment at or prior to maturity of our 2.800% senior notes due December 2024, working capital, capital expenditures, advances for or investments in the company’s subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of the company’s common stock. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 28.9% and 25.8% at September 30, 2024 and December 31, 2023, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2024, we had $1.2 billion of availability on the Revolver, $9.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2024, our interest coverage ratio and debt to capitalization ratio were 25.88:1.00 and 0.29:1.00, respectively. We were, therefore, in compliance with these covenants at September 30, 2024, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $1.5 billion in the first nine months of 2024 compared to $2.7 billion in the same 2023 period. Working capital decreased $704.2 million, or 16%, during the first nine months of 2024 to $3.8 billion at September 30, 2024, due to a $385.7 million decrease in cash and equivalents, and a $422.0 million increase in current maturities of long-term debt, as our $400 million 2.400% senior notes due 2025 were recorded as current in June 2024.

Capital Investments. During the first nine months of 2024, we invested $1.4 billion in property, plant and equipment, primarily within our aluminum operations segment and steel operations segment, compared with $1.1 billion invested during the same period in 2023. We are currently executing our plan to invest $2.7 billion in a new state-of-the-art low-carbon recycled aluminum flat rolled products mill with two supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and are expected to continue through early 2025. Our liquidity of $3.1 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2024 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 8% to $0.46 per share in the first quarter of 2024 (from $0.425 per share for each quarter in 2023), resulting in declared cash dividends of $214.6 million during the first nine months of 2024, compared to $212.5 million during the same period in 2023. We paid cash dividends of $212.2 million and $201.8 million during the first nine months of 2024 and 2023, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in November 2023 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $917.0 million and $1.1 billion of share repurchases during the first nine months of 2024 and 2023, respectively. As of September 30, 2024, we had $486.4 million remaining available to purchase under the November 2023 share repurchase program.

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

In our metals recycling and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of September 30, 2024, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of September 30, 2024.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended September 30, 2024

July 1 - 31	964,893	$129.59	964,893	$669,430
August 1 - 31	1,256,867	120.56	1,256,867	519,431
September 1 - 30	297,003	112.24	297,003	486,432
	2,518,763		2,518,763
(1)	In November 2023, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended September 30, 2024, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

November 8, 2024

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)