Form 10-Q
period 2025-03-31
STEEL DYNAMICS INC
filed 2025-05-12
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

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

As of May 8, 2025, Registrant had 148,453,876 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and equivalents	$1,186,917	$589,464
Short-term investments	19,636	147,811
Accounts receivable, net	1,647,704	1,362,969
Accounts receivable-related parties	73,097	54,230
Inventories	3,099,054	3,113,733
Other current assets	190,297	163,131
Total current assets	6,216,705	5,431,338

Property, plant and equipment, net	8,322,652	8,117,988
Intangible assets, net	220,336	227,234
Goodwill	477,471	477,471
Other assets	693,264	681,202
Total assets	$15,930,428	$14,935,233
Liabilities and Equity
Current liabilities
Accounts payable	$1,252,529	$972,645
Accounts payable-related parties	5,157	7,267
Income taxes payable	43,249	3,783
Accrued payroll and benefits	173,318	373,216
Accrued expenses	373,258	366,682
Current maturities of long-term debt	418,947	426,990
Total current liabilities	2,266,458	2,150,583

Long-term debt	3,777,132	2,804,017
Deferred income taxes	918,435	902,186
Other liabilities	134,509	133,201
Total liabilities	7,096,534	5,989,987

Commitments and contingencies

Redeemable noncontrolling interests	171,212	171,212

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,417,974 and 268,377,165 shares issued; and 149,380,035 and 151,117,153
shares outstanding, as of March 31, 2025 and December 31, 2024, respectively	652	652
Treasury stock, at cost; 119,037,939 and 117,260,012 shares,
as of March 31, 2025 and December 31, 2024, respectively	(7,334,595)	(7,094,266)
Additional paid-in capital	1,218,235	1,229,819
Retained earnings	14,940,418	14,798,082
Total Steel Dynamics, Inc. equity	8,824,710	8,934,287
Noncontrolling interests	(162,028)	(160,253)
Total equity	8,662,682	8,774,034
Total liabilities and equity	$15,930,428	$14,935,233

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended
	March 31,
	2025	2024

Net sales
Unrelated parties	$4,241,499	$4,496,819
Related parties	127,696	197,184
Total net sales	4,369,195	4,694,003

Costs of goods sold	3,882,651	3,713,205
Gross profit	486,544	980,798

Selling, general and administrative expenses	181,808	159,507
Profit sharing	22,695	62,652
Amortization of intangible assets	6,897	7,664
Operating income	275,144	750,975

Interest expense, net of capitalized interest	12,131	11,978
Other (income) expense, net	(17,641)	(26,784)
Income before income taxes	280,654	765,781

Income tax expense	62,975	178,281
Net income	217,679	587,500

Net income attributable to noncontrolling interests	(528)	(3,459)
Net income attributable to Steel Dynamics, Inc.	$217,151	$584,041

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$1.45	$3.68

Weighted average common shares outstanding	150,262	158,666

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$1.44	$3.67

Weighted average common shares and share equivalents outstanding	150,809	159,354

Dividends declared per share	$0.50	$0.46

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2025	2024

Net income	$217,679	$587,500
Other comprehensive loss - net unrealized loss on cash
flow hedging derivatives, net of income tax benefit of
$139 for the three months ended March 31, 2024	-	(434)
Comprehensive income	217,679	587,066

Comprehensive income attributable to noncontrolling interests	(528)	(3,459)
Comprehensive income attributable to Steel Dynamics, Inc.	$217,151	$583,607

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2025	2024

Operating activities:
Net income	$217,679	$587,500

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	133,756	115,252
Equity-based compensation	17,040	15,612
Deferred income taxes	16,249	(21,024)
Other adjustments	(4,195)	18,705
Changes in certain assets and liabilities:
Accounts receivable	(303,602)	(130,753)
Inventories	13,810	(133,025)
Other assets	(32,115)	(12,176)
Accounts payable	248,600	29,499
Income taxes receivable/payable	42,815	165,664
Accrued expenses	(197,434)	(280,037)
Net cash provided by operating activities	152,603	355,217

Investing activities:
Purchases of property, plant and equipment	(305,506)	(374,310)
Purchases of short-term investments	(10,000)	(205,873)
Proceeds from maturities of short-term investments	137,811	272,994
Other investing activities	(1,064)	14,255
Net cash used in investing activities	(178,759)	(292,934)

Financing activities:
Issuance of current and long-term debt	1,405,943	379,268
Repayment of current and long-term debt	(432,527)	(413,939)
Dividends paid	(69,514)	(68,008)
Purchases of treasury stock	(250,138)	(298,059)
Other financing activities	(30,469)	(23,108)
Net cash provided by (used in) financing activities	623,295	(423,846)

Increase (decrease) in cash, cash equivalents, and restricted cash	597,139	(361,563)
Cash, cash equivalents, and restricted cash at beginning of period	595,010	1,406,464

Cash, cash equivalents, and restricted cash at end of period	$1,192,149	$1,044,901

Supplemental disclosure information:
Cash paid for interest	$28,477	$9,327
Cash paid for income taxes, net	$3,717	$28,390

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, Vulcan Threaded Products, Inc., warehouse operations in Mexico, and SDI Biocarbon Solutions, LLC, a joint venture to construct and operate a biocarbon production facility, of which SDI has a 75% equity interest.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States (US) and in Central and Northern Mexico.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the US, and in Northern Mexico. Revenues from these plants are generated from the fabrication of girders, steel joists and steel deck used within the non-residential construction industry.

Aluminum Operations Segment. Aluminum operations include the recycled aluminum flat rolled products mill nearing completion of construction in Columbus, Mississippi, two satellite recycled aluminum slab centers in the southwest United States and Central Mexico, and an entity with aluminum operations, formerly included in the results of the metals recycling operations segment. The flat rolled products mill is a joint venture with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest. The aluminum flat rolled products mill and the Mexico recycled aluminum slab center are expected to begin operations in mid to late 2025.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 90% by SDI at March 31, 2025) are $60.0 million at March 31, 2025 and December 31, 2024. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at March 31, 2025 and December 31, 2024.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

On April 1, 2025, a noncontrolling member of USS exercised its option to require SDI to purchase its 5% equity interest, increasing SDI’s ownership to 95%. The remaining noncontrolling member has the option to require SDI to purchase, and SDI has the option to acquire, the remaining 5% equity interest of USS.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.2 million at March 31, 2025, $5.5 million at December 31, 2024, $5.5 million at March 31, 2024, and $5.6 million at December 31, 2023, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. Interest income from invested cash and short-term investments was $9.8 million and $26.3 million for the three-month periods ended March 31, 2025 and 2024, respectively, and is recorded in other (income) expense, net as earned.

Goodwill

The company’s goodwill consisted of the following at March 31, 2025, and December 31, 2024 (in thousands):

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

At March 31, 2025, the company reported $1,720.8 million of accounts receivable, net of allowances for credit losses of $7.0 million. Changes in the allowance were not material for each of the three-month periods ended March 31, 2025 and 2024.

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

The fair value of the Company’s derivative instruments, along with required margin deposit amounts with the same counterparty under master netting arrangements, totaled $36.8 million at March 31, 2025 and $26.0 million at December 31, 2024, and are reflected in other current assets in the consolidated balance sheets. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold and were insignificant for each of the three-month periods ended March 31, 2025 and 2024. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for each of the three-month periods ended March 31, 2025 and 2024.

Recently Issued Not Yet Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 is to be applied on a prospective basis, but retrospective application is permitted. The company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and related disclosures.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were 62,000 anti-dilutive common share equivalents as of and for the three-month period ended March 31, 2025. There were no anti-dilutive common share equivalents as of or for the three-month period ended March 31, 2024.

	Three-Month Periods Ended March 31,
	2025			2024
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$217,151	150,262	$1.45	$584,041	158,666	$3.68
Dilutive common share equivalents	-	547		-	688
Diluted earnings per share	$217,151	150,809	$1.44	$584,041	159,354	$3.67

Note 3. Long Term Debt

Senior Unsecured Notes

In March 2025, the company issued $600.0 million of 5.250% notes due May 15, 2035 (2035 Notes) and $400.0 million of 5.750% notes due May 15, 2055 (2055 Notes, and together with the 2035 Notes, Notes). The net proceeds of $972 million, after expenses and the underwriting discount, from these notes are intended to be used for general corporate purposes, which may include the repayment at or prior to maturity of the company’s 2.400% notes due June 2025, working capital, capital expenditures, advances for or investments in the company’s subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of the company’s common stock.

The Notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. Early redemption of the 2035 Notes is permitted any time prior to February 15, 2035, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%, and on or after February 15, 2035, at 100.000%. Early redemption of the 2055 Notes is permitted any time prior to November 15, 2054, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.25%, and on or after November 15, 2054, at 100.000%.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$1,296,164	$1,323,920
Supplies	815,006	805,035
Work in progress	339,291	269,031
Finished goods	648,593	715,747
Total inventories	$3,099,054	$3,113,733

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three-month periods ended March 31, 2025 and 2024 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2024	$652	$(7,094,266)	$1,229,819	$14,798,082	$-	$(160,253)	$8,774,034	$171,212
Dividends declared	-	-	-	(74,690)	-	-	(74,690)	-
Noncontrolling investors, net	-	-	-	-	-	(2,303)	(2,303)	-
Share repurchases	-	(250,138)	-	-	-	-	(250,138)	-
Equity-based compensation	-	9,809	(11,584)	(125)	-	-	(1,900)	-
Net income	-	-	-	217,151	-	528	217,679	-
Balances at March 31, 2025	$652	$(7,334,595)	$1,218,235	$14,940,418	$-	$(162,028)	$8,662,682	$171,212

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2023	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	(72,624)	-	-	(72,624)	-
Noncontrolling investors, net	-	-	-	-	-	(969)	(969)	-
Share repurchases	-	(298,059)	-	-	-	-	(298,059)	-
Equity-based compensation	-	13,391	(20,434)	(139)	-	-	(7,182)	-
Net income	-	-	-	584,041	-	3,459	587,500	-
Other comprehensive income, net of tax	-	-	-	-	(434)	-	(434)	-
Balances at March 31, 2024	$651	$(6,182,274)	$1,197,176	$14,056,868	$(13)	$(195,861)	$8,876,547	$171,212

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2025
Short-term investments	$19,636	$-	$19,636	$-
Commodity futures – financial assets	17,956	-	17,956	-
Commodity futures – financial liabilities	27,221	-	27,221	-

December 31, 2024
Short-term investments	$147,811	$-	$147,811	$-
Commodity futures – financial assets	19,323	-	19,323	-
Commodity futures – financial liabilities	6,272	-	6,272	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $4.0 billion at March 31, 2025, and $3.0 billion at December 31, 2024 (with a corresponding carrying amount in the consolidated balance sheet of $4.2 billion at March 31, 2025, and $3.2 billion at December 31, 2024).

Note 7. Commitments and Contingencies

The company is involved in various litigation matters, including administrative and regulatory proceedings, that arise in the ordinary course of business, none of which are expected to have a material impact on the company’s financial condition, results of operations, or liquidity.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information

The company’s chief operating decision maker (CODM), who is the Chief Executive Officer, analyzes the results of the business through the following reportable segments: steel operations, metals recycling operations, steel fabrication operations, and aluminum operations. The segment operations are more fully described in Note 1. Description of the Business and Summary of Significant Accounting Policies to the consolidated financial statements. In the fourth quarter 2024, results from an entity previously reported within the metals recycling operations segment were moved to the aluminum operations segment, consistent with a change in how the CODM manages the business. Segment information provided within this Form 10-Q has been recast for all prior periods presented consistent with the current reportable segment presentation.

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

The company’s segment results, with prior periods recast consistent with our current reportable segments presentation, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
March 31, 2025	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,904,540	$371,876	$351,859	$66,576	$347,069		$-	$4,041,920
External Non-United States	162,476	163,019	448	-	1,332		-	327,275
Other segments	87,414	537,612	156	34,071	-		(659,253)	-
Net sales	3,154,430	1,072,507	352,463	100,647	348,401		(659,253)	4,369,195
Less:
Cost of goods sold	2,870,498	1,020,144	211,828	91,471	346,588		(657,878)	3,882,651
Other segment items (b)	55,070	26,653	23,889	37,911	68,246		(369)	211,400
Operating income (loss)	228,862	25,710	116,746	(28,735)	(66,433)		(1,006)	275,144
Interest expense, net of capitalized interest								12,131
Other (income) expense, net								(17,641)
Income before income taxes								280,654

Depreciation and amortization	$98,930	$14,970	$2,956	$2,647	$14,253		$-	$133,756
Capital expenditures	92,007	27,180	5,244	208,591	5,495		(33,011)	305,506
Total Assets	8,884,302	1,484,448	623,582	3,106,134	4,165,063	(c)	(2,333,101)	15,930,428

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
March 31, 2024	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,133,610	$329,844	$446,096	$61,079	$307,859	$-	$4,278,488
External Non-United States	232,627	177,426	1,083	1,124	3,255	-	415,515
Other segments	148,291	534,423	4,584	9,953	-	(697,251)	-
Net sales	3,514,528	1,041,693	451,763	72,156	311,114	(697,251)	4,694,003
Less:
Cost of goods sold	2,790,211	993,262	249,541	64,576	306,920	(691,305)	3,713,205
Other segment items (b)	53,386	35,679	23,882	15,135	102,066	(325)	229,823
Operating income (loss)	670,931	12,752	178,340	(7,555)	(97,872)	(5,621)	750,975
Interest expense, net of capitalized interest							11,978
Other (income) expense, net							(26,784)
Income before income taxes							765,781

Depreciation and amortization	$87,507	$17,263	$2,682	$1,227	$6,573	$-	$115,252
Capital expenditures	95,833	30,720	5,436	238,472	3,849	-	374,310

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2024, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are one of the largest domestic steel producers and metal recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 16 million tons and actual metals recycling volumes, with one of the most diversified product and end market portfolios in the domestic steel industry, combined with meaningful downstream steel fabrication operations. We are currently investing in our aluminum operations to further diversify our end markets with plans to supply aluminum flat rolled products with high recycled content to the countercyclical sustainable beverage can industry, in addition to the automotive and industrial sectors. Our primary sources of revenue are currently from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

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

Results Overview

In the first quarter of 2025 we achieved record quarterly steel shipments of 3.5 million tons while pricing decreased meaningfully. Our metals recycling operations benefitted from consistent domestic steel industry demand and overall increased average segment selling prices during the first quarter of 2025 compared to the same period in 2024, while our steel fabrication segment continued to experience consistently strong order activity despite decreasing volumes and realized average selling prices.

Consolidated operating income decreased $475.8 million, or 63%, to $275.1 million for the first quarter of 2025, compared to the first quarter of 2024 as steel and fabrication operations metal spreads contracted. First quarter 2025 net income attributable to Steel Dynamics, Inc. decreased $366.9 million, or 63%, to $217.2 million, compared to the first quarter of 2024, consistent with decreased operating income.

Segment Operating Results 2025 vs. 2024 (dollars in thousands)

	Three Months Ended March 31,
	2025	% Change	2024
Net sales:
Steel Operations Segment	$3,154,430	(10)%	$3,514,528
Metals Recycling Operations Segment	1,072,507	3%	1,041,693
Steel Fabrication Operations Segment	352,463	(22)%	451,763
Aluminum Operations Segment	100,647	39%	72,156
Other	348,401	12%	311,114
	5,028,448		5,391,254
Intra-company	(659,253)		(697,251)
	$4,369,195	(7)%	$4,694,003

Operating income (loss):
Steel Operations Segment	$228,862	(66)%	$670,931
Metals Recycling Operations Segment	25,710	102%	12,752
Steel Fabrication Operations Segment	116,746	(35)%	178,340
Aluminum Operations Segment	(28,735)	(280)%	(7,555)
Other	(66,433)	32%	(97,872)
	276,150		756,596
Intra-company	(1,006)		(5,621)
	$275,144	(63)%	$750,975

Steel Operations Segment

Steel operations include our EAF steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, Steel of West Virginia, steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, Vulcan Threaded Products, Inc., warehouse operations in Mexico, and SDI Biocarbon Solutions, LLC. Steel operations accounted for 70% and 72% of our consolidated net sales during the three-month periods ending March 31, 2025, and 2024, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2025	% Change	2024

Total shipments	3,481,539	7%	3,255,594
Intra-segment shipments	(321,479)		(332,633)
Steel Operations Segment shipments	3,160,060	8%	2,922,961

External shipments	3,071,735	10%	2,803,569

Steel Operations Segment Results 2025 vs. 2024

During the first quarter of 2025, our steel operations achieved record shipments of 3.5 million tons (3.2 million excluding intra-segment). Despite increasing spot pricing in the first quarter of 2025, we experienced lower realized average selling prices, primarily for our flat rolled products as a large portion of this business is contractually based and tied to lagging pricing indices compared to the first quarter of 2024. First quarter 2025 total steel segment average selling prices decreased 17%, or $204 per ton, compared to the first quarter of 2024. Steel operations segment shipments increased 8% in the first quarter of 2025 compared to the first quarter of 2024. Net sales for the steel operations in the first quarter of 2025 decreased 10% compared to the same period in 2024, due to the decrease in average steel selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills decreased $31 per ton, or 7%, in the first quarter of 2025, compared to the same period in 2024, consistent with overall decreased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion.

In the first quarter of 2025, as a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 22% compared to the first quarter of 2024. As a result of this metal spread compression, operating income for the steel operations decreased 66%, to $228.9 million, in the first quarter of 2025, compared to the same period in 2024.

Metals Recycling Operations Segment

Metals recycling operations include our OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily throughout the United States and Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the first quarters of 2025 and 2024, 62% and 63%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 89% and 87% in the first quarters of 2025 and 2024, respectively. Metals recycling operations accounted for 12% and 11% of our consolidated net sales during the three-month periods ending March 31, 2025, and 2024, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended March 31,
	2025	% Change	2024
Ferrous metal (gross tons)
Total	1,452,432	-	1,457,789
Inter-company	(894,814)		(920,816)
External shipments	557,618	4%	536,973

Nonferrous metals (thousands of pounds)
Total	233,080	(4)%	243,950
Inter-company	(37,407)		(37,777)
External shipments	195,673	(5)%	206,173

Metals Recycling Operations Segment Results 2025 vs. 2024

During the first quarter of 2025, our metals recycling operations benefitted from steady domestic steel mill utilization and expanded metal spreads for both ferrous and nonferrous products. Ferrous scrap shipments remained flat compared to the same period in 2024 while nonferrous shipments decreased 4%. Ferrous scrap average selling prices decreased 4% during the first quarter of 2025 compared to the same period in 2024, while nonferrous scrap prices increased 23%, resulting in an overall 3% increase in segment net sales. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 7% during the first quarter of 2025 compared to the same period in 2024, and nonferrous metal spreads increased 5%. As a result of the increased metals spreads, along with decreased segment SG&A costs due to ongoing efficiency initiatives, metals recycling operations operating income increased 102% to $25.7 million in the first quarter of 2025 compared to the first quarter of 2024.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 10% of our consolidated net sales during the three-month periods ending March 31, 2025, and 2024, respectively.

Steel Fabrication Operations Segment Results 2025 vs. 2024

Net sales for the steel fabrication operations decreased 22% during the first quarter of 2025 compared to the same period in 2024, as average selling prices decreased $542 per ton, or 17%, and volume decreased 6% from the first quarter of 2024. While demand remained historically strong, the first quarter of 2025 shipments were down compared to the first quarter of 2024, with continued falling selling prices, as industry average selling prices continue to move toward pre-pandemic levels. Our steel fabrication operations continue to benefit from the solid non-residential construction market, continued onshoring of manufacturing, and the U.S. infrastructure program, as evidenced by an order backlog that extends through the fourth quarter 2025.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed and selling prices both decreased 17% in the first quarter of 2025 compared to the same period in 2024. Metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 18% in the first quarter of 2025 compared to the same period in 2024. Metal spread compression coupled with decreased volume resulted in operating income decreasing 35% to $116.7 million in the first quarter 2025, compared to $178.3 million in the same period in 2024.

Aluminum Operations Segment

Aluminum operations include the recycled aluminum flat rolled products mill nearing completion of construction in Columbus, Mississippi, two satellite recycled aluminum slab centers in the southwest United States (US) and Central Mexico, and an entity with aluminum operations, formerly included in the results of our metals recycling operations segment. We continue to expect to ship commercial flat rolled aluminum coils mid-2025. Net sales relate to an entity with aluminum operations, previously reported as part of our metals recycling operations. The results of this segment largely consist of construction and start-up costs recorded in selling, general, and administrative expenses, which continued to increase in the first quarter of 2025, consistent with increased headcount and start-up costs.

Other Consolidated Results

First Quarter Consolidated Results 2025 vs. 2024

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $181.8 million during the first quarter of 2025 increased 14% from $159.5 million during the first quarter of 2024 primarily due to an increase in payroll and benefits expense related to the growth of the aluminum operations segment during 2025. Selling, general and administrative expenses represented 4.2% and 3.4% of net sales during the first quarter of 2025 and 2024, respectively.

Profit sharing expense during the first quarter of 2025 of $22.7 million decreased 64% from the $62.7 million during the same period in 2024, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for our other operations of 32% in the first quarter of 2025 compared to the same period in 2024. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the first quarter of 2025, interest expense of $12.1 million, was comparable to the $12.0 million during the first quarter of 2024.

Other (Income) Expense, net.  Net other income was $17.6 million in the first quarter of 2025, compared to $26.8 million in the first quarter of 2024, a decrease of $9.2 million due primarily to the impact of decreased interest income due to lower invested cash balances in the first quarter 2025 compared to the same period in 2024.

Income Tax Expense. First quarter 2025 income tax expense of $63.0 million, at an effective income tax rate of 22.4%, decreased 65% compared to the $178.3 million, at an effective income tax rate of 23.3%, during the first quarter of 2024, consistent with decreased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2025, is as follows (in thousands):

Cash and equivalents	$1,186,917
Short-term and other investments	262,943
Revolver availability	1,190,678
Total liquidity	$2,640,538

Our total outstanding debt of $4.2 billion increased $965.1 million compared to December 31, 2024, due to our issuance of senior unsecured notes in March 2025 as described in Note 3, the proceeds of which may be used for general corporate purposes, which may include the repayment at or prior to maturity of our 2.400% notes due June 2025, working capital, capital expenditures, advances for or investments in our subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of our common stock. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 32.2% and 26.5% at March 31, 2025 and December 31, 2024, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2025, we had $1.2 billion of availability on the Revolver, $9.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2025, our interest coverage ratio and debt to capitalization ratio were 16.79:1.00 and 0.32:1.00, respectively. We were, therefore, in compliance with these covenants at March 31, 2025, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $152.6 million in the first quarter of 2025 compared to $355.2 million in the same 2024 period. Working capital increased $669.5 million, or 20%, during the first quarter of 2025 to $4.0 billion at March 31, 2025, due primarily to a $597.5 million increase in cash and equivalents with the issuance of $1.0 billion of senior unsecured notes in March 2025, as well as a $303.6 million increase in accounts receivable consistent with increased net sales in the first quarter of 2025 compared to the fourth quarter of 2024.

Capital Investments. During the first quarter of 2025, we invested $305.5 million in property, plant and equipment, primarily within our aluminum operations segment and steel operations segment, compared with $374.3 million invested during the same period in 2024. We are currently executing our plan to invest in a new state-of-the-art lower-carbon recycled aluminum flat rolled products mill with two new supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and are expected to continue through 2025. Our liquidity of $2.6 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2025 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 9% to $0.50 per share in the first quarter of 2025 (from $0.46 per share for each quarter in 2024), resulting in declared cash dividends of $74.7 million during the first quarter of 2025, compared to $72.6 million during the same period in 2024. We paid cash dividends of $69.5 million and $68.0 million during the first quarter of 2025 and 2024, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years and the current year, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $250.1 million and $298.1 million of share repurchases during the first quarter of 2025 and 2024, respectively. As of March 31, 2025, we had $1.4 billion remaining available to purchase under the February 2025 share repurchase program.

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of March 31, 2025, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of March 31, 2025.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)

Quarter ended March 31, 2025

January 1 - 31	634,100	$122.65	634,100	$116,523
February 1 - 28	433,484	132.75	433,484	1,559,557
March 1 - 31	907,278	126.56	907,278	1,445,888
	1,974,862		1,974,862
(1)	In November 2023, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock. In February 2025, our board of directors authorized an additional share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended March 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

Instruments Defining the Rights of Security Holders, Including Indentures

4.44

Second Supplemental Indenture, dated as of March 12, 2025, relating to our issuance of $600 million 5.250% Notes due 2035 and $400 million 5.750% Notes due 2055, between Steel Dynamics, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed March 12, 2025.

4.45	Form of 5.250% Notes due 2035 (included in Exhibit 4.44), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed March 12, 2025.

4.46	Form of 5.750% Notes due 2055 (included in Exhibit 4.44), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed March 12, 2025.

Executive Officer Certifications

31.1*	Certification of Chief Executive Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer required by Item 307 of Regulation S-K as promulgated by the Securities and Exchange Commission and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Documents

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Document

101.PRE*	Inline XBRL Taxonomy Presentation Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed concurrently herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2025

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)