Form 10-Q
period 2025-06-30
STEEL DYNAMICS INC
filed 2025-08-11
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025

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

As of August 6, 2025, Registrant had 147,204,589 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and equivalents	$458,048	$589,464
Short-term investments	39,577	147,811
Accounts receivable, net	1,606,114	1,362,969
Accounts receivable-related parties	94,861	54,230
Inventories	3,260,899	3,113,733
Other current assets	231,100	163,131
Total current assets	5,690,599	5,431,338

Property, plant and equipment, net	8,465,478	8,117,988
Intangible assets, net	213,439	227,234
Goodwill	477,471	477,471
Other assets	701,651	681,202
Total assets	$15,548,638	$14,935,233
Liabilities and Equity
Current liabilities
Accounts payable	$1,216,907	$972,645
Accounts payable-related parties	10,276	7,267
Income taxes payable	2,069	3,783
Accrued payroll and benefits	233,395	373,216
Accrued expenses	354,974	366,682
Current maturities of long-term debt	1,460	426,990
Total current liabilities	1,819,081	2,150,583

Long-term debt	3,779,559	2,804,017
Deferred income taxes	957,564	902,186
Other liabilities	148,384	133,201
Total liabilities	6,704,588	5,989,987

Commitments and contingencies

Redeemable noncontrolling interests	141,226	171,212

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,417,974 and 268,377,165 shares issued; and 147,788,364 and 151,117,153
shares outstanding, as of June 30, 2025 and December 31, 2024, respectively	652	652
Treasury stock, at cost; 120,629,610 and 117,260,012 shares,
as of June 30, 2025 and December 31, 2024, respectively	(7,532,706)	(7,094,266)
Additional paid-in capital	1,229,809	1,229,819
Retained earnings	15,165,119	14,798,082
Accumulated other comprehensive income	1,178	-
Total Steel Dynamics, Inc. equity	8,864,052	8,934,287
Noncontrolling interests	(161,228)	(160,253)
Total equity	8,702,824	8,774,034
Total liabilities and equity	$15,548,638	$14,935,233

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net sales
Unrelated parties	$4,340,798	$4,443,994	$8,582,297	$8,940,813
Related parties	224,325	188,640	352,021	385,824
Total net sales	4,565,123	4,632,634	8,934,318	9,326,637

Costs of goods sold	3,946,655	3,857,797	7,829,306	7,571,002
Gross profit	618,468	774,837	1,105,012	1,755,635

Selling, general and administrative expenses	198,010	160,016	379,818	319,523
Profit sharing	30,706	48,053	53,401	110,705
Amortization of intangible assets	6,897	7,645	13,794	15,309
Operating income	382,855	559,123	657,999	1,310,098

Interest expense, net of capitalized interest	17,381	12,719	29,512	24,697
Other (income) expense, net	(22,392)	(18,708)	(40,033)	(45,492)
Income before income taxes	387,866	565,112	668,520	1,330,893

Income tax expense	86,675	133,422	149,650	311,703
Net income	301,191	431,690	518,870	1,019,190

Net income attributable to noncontrolling interests	(2,465)	(3,692)	(2,993)	(7,151)
Net income attributable to Steel Dynamics, Inc.	$298,726	$427,998	$515,877	$1,012,039

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$2.01	$2.73	$3.45	$6.42

Weighted average common shares outstanding	148,387	156,856	149,325	157,761

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$2.01	$2.72	$3.44	$6.39

Weighted average common shares and share equivalents outstanding	148,960	157,579	149,885	158,467

Dividends declared per share	$0.50	$0.46	$1.00	$0.92

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$301,191	$431,690	$518,870	$1,019,190
Other comprehensive income (loss) - net unrealized income gain (loss)
on cash flow hedging derivatives, net of income tax expense (benefit)
of $379 and ($452) for the three months ended, and $379 and ($590)
for the six months ended June 30, 2025 and 2024, respectively.	1,178	(1,415)	1,178	(1,849)
Comprehensive income	302,369	430,275	520,048	1,017,341

Comprehensive income attributable to noncontrolling interests	(2,465)	(3,692)	(2,993)	(7,151)
Comprehensive income attributable to Steel Dynamics, Inc.	$299,904	$426,583	$517,055	$1,010,190

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2025	2024	2025	2024

Operating activities:
Net income	$301,191	$431,690	$518,870	$1,019,190

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	132,865	117,053	266,621	232,305
Equity-based compensation	14,063	13,013	31,103	28,625
Deferred income taxes	39,129	4,577	55,378	(16,447)
Other adjustments	(890)	(6,403)	(5,085)	12,302
Changes in certain assets and liabilities:
Accounts receivable	19,825	(36,332)	(283,777)	(167,085)
Inventories	(163,417)	(46,645)	(149,607)	(179,670)
Other assets	7,789	1,973	(24,326)	(10,203)
Accounts payable	(5,267)	(27,251)	243,333	2,248
Income taxes receivable/payable	(82,710)	(145,676)	(39,895)	19,988
Accrued expenses	39,033	76,562	(158,401)	(203,475)
Net cash provided by operating activities	301,611	382,561	454,214	737,778

Investing activities:
Purchases of property, plant and equipment	(288,331)	(419,166)	(593,837)	(793,476)
Purchases of short-term investments	(29,571)	(63,180)	(39,571)	(269,053)
Proceeds from maturities of short-term investments	9,614	298,314	147,425	571,308
Other investing activities	2,592	(25,554)	1,528	(11,299)
Net cash used in investing activities	(305,696)	(209,586)	(484,455)	(502,520)

Financing activities:
Issuance of current and long-term debt	484,278	580,613	1,890,221	959,881
Repayment of current and long-term debt	(902,605)	(590,053)	(1,335,132)	(1,003,992)
Dividends paid	(74,690)	(72,624)	(144,204)	(140,632)
Purchases of treasury stock	(200,048)	(309,064)	(450,186)	(607,123)
Other financing activities	(31,718)	8,778	(62,187)	(14,330)
Net cash used in financing activities	(724,783)	(382,350)	(101,488)	(806,196)

Decrease in cash, cash equivalents, and restricted cash	(728,868)	(209,375)	(131,729)	(570,938)
Cash, cash equivalents, and restricted cash at beginning of period	1,192,149	1,044,901	595,010	1,406,464

Cash, cash equivalents, and restricted cash at end of period	$463,281	$835,526	$463,281	$835,526

Supplemental disclosure information:
Cash paid for interest	$34,737	$41,037	$63,214	$50,364
Cash paid for income taxes, net	$124,753	$273,323	$128,470	$301,713

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and a 75% controlling equity interest in SDI Biocarbon Solutions, LLC.

Metals Recycling Operations Segment. Metals recycling operations include the company’s OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services throughout the United States (US), and in Central and Northern Mexico.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the US, and in Northern Mexico. Revenues from these plants are generated from the fabrication of girders, steel joists and steel deck used within the non-residential construction industry.

Aluminum Operations Segment. Aluminum operations include the recycled aluminum flat rolled products mill nearing completion of construction in Columbus, Mississippi, two satellite recycled aluminum slab centers in the southwest United States and Central Mexico, and an ancillary recycled aluminum deox-rod facility, formerly included in the results of the metals recycling operations segment. The flat rolled products mill is a joint venture with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 95% and 90% by SDI at June 30, 2025 and December 31, 2024, respectively) are $30.0 million and $60.0 million at June 30, 2025 and December 31, 2024, respectively. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at June 30, 2025, and December 31, 2024.

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

Correction of an Immaterial Prior Period Error

During the three months ended June 30, 2025, the Company recorded a cumulative adjustment related to the write-off of consumable assets within its Steel Operations. The adjustment resulted in an increase to cost of sales and a decrease to supplies inventory of $32.3 million. The Company evaluated the impact of this correction under the SEC Staff Accounting Bulletin No. 99, “Materiality”, (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”) from both quantitative and qualitative perspectives and concluded that it was not material to the previously reported annual and interim financial statements and is not expected to be material to the current annual consolidated financial statements for the year ended December 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents, and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.2 million at June 30, 2025 and March 31, 2025, $5.5 million at December 31, 2024, $5.6 million at June 30, 2024, $5.5 million at March 31, 2024, and $5.6 million at December 31, 2023, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. Interest income from invested cash and short-term investments was $10.4 million and $20.6 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $20.2 million and $46.9 million for the six-month periods ended June 30, 2025 and 2024, respectively and is recorded in other (income) expense, net as earned.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Goodwill

The company’s goodwill consisted of the following at June 30, 2025, and December 31, 2024 (in thousands):

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

At June 30, 2025, the company reported $1,701.0 million of accounts receivable, net of allowances for credit losses of $7.0 million. Changes in the allowance were not material for each of the three and six-month periods ended June 30, 2025 and 2024.

Derivative Financial Instruments

The company routinely enters into exchange traded futures contracts to manage price risk associated with nonferrous metal inventory, as well as purchases and sales of nonferrous (primarily aluminum and copper) and ferrous metals, to reduce exposure to commodity related price fluctuations. These exchange traded futures contracts meet the definition of derivative financial instruments. The company does not enter into these derivative financial instruments for speculative purposes. The company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as cash flow hedges must be adjusted to fair value through earnings. For the effective fair value hedges, the hedged item is recognized on the balance sheet at fair value. Changes in the fair value of the hedged balance sheet item are recognized as an offset against the change in fair value of the derivative in cost of goods sold. Changes in the fair value of cash flow hedges are recognized in other comprehensive income, until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings for fair value hedges.

The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The fair value of the Company’s derivative instruments and required margin deposit amounts totaled $31.5 million and $26.0 million at June 30, 2025 and December 31, 2024, respectively, and are reflected in other current assets in the consolidated balance sheets. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold and were insignificant for each of the three and six-month periods ended June 30, 2025 and 2024. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for each of the three and six-month periods ended June 30, 2025 and 2024.

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

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were 62,000 anti-dilutive common share equivalents for the three-month period ended March 31, 2025 excluded from common share equivalents for the six-month period ended June 30, 2025. There were no anti-dilutive common share equivalents as of or for the six-month period ended June 30, 2024 or the three-month periods ended June 30, 2025 and 2024.

	Three-Month Periods Ended June 30,
	2025			2024
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$298,726	148,387	$2.01	$427,998	156,856	$2.73
Dilutive common share equivalents	-	573		-	723
Diluted earnings per share	$298,726	148,960	$2.01	$427,998	157,579	$2.72

	Six-Month Periods Ended June 30,
	2025			2024
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$515,877	149,325	$3.45	$1,012,039	157,761	$6.42
Dilutive common share equivalents	-	560		-	706
Diluted earnings per share	$515,877	149,885	$3.44	$1,012,039	158,467	$6.39

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Long Term Debt

Senior Unsecured Notes

In March 2025, the company issued $600.0 million of 5.250% notes due May 15, 2035 (2035 Notes) and $400.0 million of 5.750% notes due May 15, 2055 (2055 Notes, and together with the 2035 Notes, Notes). The net proceeds of $972 million, after expenses and the underwriting discount, from these notes are intended to be used for general corporate purposes, which included the repayment at maturity of the company’s $400.0 million 2.400% notes due June 2025, and may include working capital, capital expenditures, advances for or investments in the company’s subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of the company’s common stock.

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

Financing Activity

The company’s $400.0 million of 2.400% senior notes due June 2025 were paid at maturity.

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$1,434,532	$1,323,920
Supplies	800,014	805,035
Work in progress	374,429	269,031
Finished goods	651,924	715,747
Total inventories	$3,260,899	$3,113,733

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and six-month periods ended June 30, 2025 and 2024 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2024	$652	$(7,094,266)	$1,229,819	$14,798,082	$-	$(160,253)	$8,774,034	$171,212
Dividends declared	-	-	-	(74,690)	-	-	(74,690)	-
Noncontrolling investors, net	-	-	-	-	-	(2,303)	(2,303)	-
Share repurchases	-	(250,138)	-	-	-	-	(250,138)	-
Equity-based compensation	-	9,809	(11,584)	(125)	-	-	(1,900)	-
Net income	-	-	-	217,151	-	528	217,679	-
Balances at March 31, 2025	652	(7,334,595)	1,218,235	14,940,418	-	(162,028)	8,662,682	171,212
Dividends declared	-	-	-	(73,894)	-	-	(73,894)	-
Noncontrolling investors, net	-	-	-	-	-	(1,665)	(1,665)	(29,986)
Share repurchases	-	(200,048)	-	-	-	-	(200,048)	-
Equity-based compensation	-	1,937	11,574	(131)	-	-	13,380	-
Net income	-	-	-	298,726	-	2,465	301,191	-
Other comprehensive income, net of tax	-	-	-	-	1,178	-	1,178	-
Balances at June 30, 2025	$652	$(7,532,706)	$1,229,809	$15,165,119	$1,178	$(161,228)	$8,702,824	$141,226

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2023	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	(72,624)	-	-	(72,624)	-
Noncontrolling investors, net	-	-	-	-	-	(969)	(969)	-
Share repurchases	-	(298,059)	-	-	-	-	(298,059)	-
Equity-based compensation	-	13,391	(20,434)	(139)	-	-	(7,182)	-
Net income	-	-	-	584,041	-	3,459	587,500	-
Other comprehensive income, net of tax	-	-	-	-	(434)	-	(434)	-
Balances at March 31, 2024	651	(6,182,274)	1,197,176	14,056,868	(13)	(195,861)	8,876,547	171,212
Dividends declared	-	-	-	(71,584)	-	-	(71,584)	-
Noncontrolling investors, net	-	-	-	-	-	10,398	10,398	-
Share repurchases	-	(309,064)	-	-	-	-	(309,064)	-
Equity-based compensation	-	1,969	10,595	(134)	-	-	12,430	-
Net income	-	-	-	427,998	-	3,692	431,690	-
Other comprehensive loss, net of tax	-	-	-	-	(1,415)	-	(1,415)	-
Balances at June 30, 2024	$651	$(6,489,369)	$1,207,771	$14,413,148	$(1,428)	$(181,771)	$8,949,002	$171,212

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (Continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2025
Short-term investments	$39,577	$-	$39,577	$-
Commodity futures – financial assets	28,546	-	28,546	-
Commodity futures – financial liabilities	44,938	-	44,938	-

December 31, 2024
Short-term investments	$147,811	$-	$147,811	$-
Commodity futures – financial assets	19,323	-	19,323	-
Commodity futures – financial liabilities	6,272	-	6,272	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated using quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.6 billion and $3.0 billion at June 30, 2025 and December 31, 2024, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.8 billion and $3.2 billion at June 30, 2025 and December 31, 2024, respectively).

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

The company’s segment results, with prior periods recast consistent with our current reportable segments presentation, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2025	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,154,477	$375,526	$340,605	$65,632	$356,222		$-	$4,292,462
External Non-United States	121,074	147,195	43	-	4,349		-	272,661
Other segments	108,578	639,432	24	27,935	865		(776,834)	-
Net sales	3,384,129	1,162,153	340,672	93,567	361,436		(776,834)	4,565,123
Less:
Cost of goods sold	2,945,794	1,113,549	220,902	87,849	348,666		(770,105)	3,946,655
Other segment items (b)	57,241	27,314	26,656	46,345	78,429		(372)	235,613
Operating income (loss)	381,094	21,290	93,114	(40,627)	(65,659)		(6,357)	382,855
Interest expense, net of capitalized interest								17,381
Other (income) expense, net								(22,392)
Income before income taxes								387,866

Depreciation and amortization	$97,377	$15,881	$3,250	$2,840	$13,517		$-	$132,865
Capital expenditures	76,072	26,873	3,283	210,534	6,218		(34,649)	288,331
Total Assets	8,967,541	1,473,372	620,394	3,394,694	3,853,868	(c)	(2,761,231)	15,548,638

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2024	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,937,985	$324,666	$472,790	$68,031	$439,464	$-	$4,242,936
External Non-United States	194,247	192,501	42	1,234	1,674	-	389,698
Other segments	115,730	592,509	904	12,539	-	(721,682)	-
Net sales	3,247,962	1,109,676	473,736	81,804	441,138	(721,682)	4,632,634
Less:
Cost of goods sold	2,756,599	1,053,939	269,479	75,661	428,151	(726,032)	3,857,797
Other segment items (b)	52,743	32,898	23,517	20,005	86,922	(371)	215,714
Operating income (loss)	438,620	22,839	180,740	(13,862)	(73,935)	4,721	559,123
Interest expense, net of capitalized interest							12,719
Other (income) expense, net							(18,708)
Income before income taxes							565,112

Depreciation and amortization	$87,497	$18,202	$2,777	$1,732	$6,845	$-	$117,053
Capital expenditures	131,662	14,338	7,709	274,126	14,095	(22,764)	419,166

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$6,059,017	$747,402	$692,464	$132,208	$703,291	$-	$8,334,382
External Non-United States	283,550	310,214	491	-	5,681	-	599,936
Other segments	195,992	1,177,044	180	62,006	865	(1,436,087)	-
Net sales	6,538,559	2,234,660	693,135	194,214	709,837	(1,436,087)	8,934,318
Less:
Cost of goods sold	5,816,292	2,133,693	432,730	179,320	695,254	(1,427,983)	7,829,306
Other segment items (b)	112,311	53,967	50,545	84,256	146,675	(741)	447,013
Operating income (loss)	609,956	47,000	209,860	(69,362)	(132,092)	(7,363)	657,999
Interest expense, net of capitalized interest							29,512
Other (income) expense, net							(40,033)
Income before income taxes							668,520

Depreciation and amortization	$196,307	$30,851	$6,206	$5,487	$27,770	$-	$266,621
Capital expenditures	168,079	54,053	8,527	419,125	11,713	(67,660)	593,837

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2024	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$6,071,595	$654,510	$918,886	$129,110	$747,323	$-	$8,521,424
External Non-United States	426,874	369,927	1,125	2,358	4,929	-	805,213
Other segments	264,021	1,126,932	5,488	22,492	-	(1,418,933)	-
Net sales	6,762,490	2,151,369	925,499	153,960	752,252	(1,418,933)	9,326,637
Less:
Cost of goods sold	5,546,810	2,047,201	519,020	140,237	735,071	(1,417,337)	7,571,002
Other segment items (b)	106,129	68,577	47,399	35,140	188,988	(696)	445,537
Operating income (loss)	1,109,551	35,591	359,080	(21,417)	(171,807)	(900)	1,310,098
Interest expense, net of capitalized interest							24,697
Other (income) expense, net							(45,492)
Income before income taxes							1,330,893

Depreciation and amortization	$175,004	$35,465	$5,459	$2,959	$13,418	$-	$232,305
Capital expenditures	227,495	45,058	13,145	512,598	17,944	(22,764)	793,476

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

Description of the Business

We are one of the largest domestic steel producers and metals recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 16 million tons and actual metals recycling volumes, with one of the most diversified product and end market portfolios in the domestic steel industry, combined with meaningful downstream steel fabrication operations. We are currently investing in our aluminum operations to further diversify our end markets with plans to supply aluminum flat rolled products with high recycled content to the countercyclical sustainable beverage can industry, in addition to the automotive and industrial sectors. Our primary sources of revenue are currently from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

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

Results Overview

In the second quarter of 2025 we achieved quarterly steel shipments of 3.3 million tons. Our metals recycling operations benefitted from solid domestic steel industry demand, resulting in record quarterly ferrous scrap shipments, while our steel fabrication segment continued to experience consistently strong order activity as realized average selling prices declined.

Consolidated operating income decreased $176.3 million, or 32%, to $382.9 million for the second quarter of 2025, compared to the second quarter of 2024 as steel and steel fabrication operations metal spreads contracted. Second quarter 2025 net income attributable to Steel Dynamics, Inc. decreased $129.3 million, or 30%, to $298.7 million, compared to the second quarter of 2024, consistent with decreased operating income.

Consolidated operating income decreased $652.1 million, or 50%, to $658.0 million for the first half of 2025, compared to the first half of 2024. First half 2025 net income attributable to Steel Dynamics, Inc. decreased $496.2 million, or 49%, to $515.9 million, compared to the first half of 2024, consistent with decreased operating income.

Segment Operating Results 2025 vs. 2024 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	% Change	2024	2025	% Change	2024
Net sales:
Steel Operations Segment	$3,384,129	4%	$3,247,962	$6,538,559	(3)%	$6,762,490
Metals Recycling Operations Segment	1,162,153	5%	1,109,676	2,234,660	4%	2,151,369
Steel Fabrication Operations Segment	340,672	(28)%	473,736	693,135	(25)%	925,499
Aluminum Operations Segment	93,567	14%	81,804	194,214	26%	153,960
Other	361,436	(18)%	441,138	709,837	(6)%	752,252
	5,341,957		5,354,316	10,370,405		10,745,570
Intra-company	(776,834)		(721,682)	(1,436,087)		(1,418,933)
	$4,565,123	(1)%	$4,632,634	$8,934,318	(4)%	$9,326,637

Operating income (loss):
Steel Operations Segment	$381,094	(13)%	$438,620	$609,956	(45)%	$1,109,551
Metals Recycling Operations Segment	21,290	(7)%	22,839	47,000	32%	35,591
Steel Fabrication Operations Segment	93,114	(48)%	180,740	209,860	(42)%	359,080
Aluminum Operations Segment	(40,627)	(193)%	(13,862)	(69,362)	(224)%	(21,417)
Other	(65,659)	11%	(73,935)	(132,092)	23%	(171,807)
	389,212		554,402	665,362		1,310,998
Intra-company	(6,357)		4,721	(7,363)		(900)
	$382,855	(32)%	$559,123	$657,999	(50)%	$1,310,098

Steel Operations Segment

Steel operations include our EAF steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and SDI Biocarbon Solutions, LLC. Steel operations accounted for 72% and 68% of our consolidated net sales during the three-month periods ending June 30, 2025, and 2024, respectively, and 71% and 70% during the six-month periods ended June 30, 2025 and 2024, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	% Change	2024	2025	% Change	2024

Total shipments	3,349,798	5%	3,203,200	6,831,337	6%	6,458,794
Intra-segment shipments	(368,349)		(348,489)	(689,828)		(681,122)
Steel Operations Segment shipments	2,981,449	4%	2,854,711	6,141,509	6%	5,777,672

External shipments	2,888,916	5%	2,753,117	5,960,651	7%	5,556,686

Steel Operations Segment Results 2025 vs. 2024

During the second quarter of 2025, our steel operations achieved shipments of 3.3 million tons (3.0 million excluding intra-segment). We experienced higher realized average selling prices in the second quarter of 2025 as spot pricing continued its upward trend and our flat rolled products realized this increase in its contracts tied to lagging pricing indices. Uncertainty regarding trade policy caused hesitancy in customer order patterns across our businesses, despite healthy underlying demand factors, such as manufacturing onshoring, infrastructure program funding, and increased regionalization of supply chains in the U.S. Second quarter 2025 total steel segment average selling prices were flat compared to the second quarter of 2024, while segment shipments increased 4%. Net sales for the steel operations in the second quarter of 2025 increased 4% compared to the same period in 2024, due to the increased segment shipments. Net sales for the steel operations decreased 3% in the first half of 2025 when compared to the same period in 2024, primarily due to decreased average selling prices, particularly in the first quarter of 2025.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills increased $20 per ton, or 5%, in the second quarter of 2025, compared to the same period in 2024, consistent with overall increased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion. In the first half of 2025, our metallic raw material cost per ton decreased $6, or 2%, compared to the same period in 2024.

In the second quarter of 2025, as a result of scrap costs increasing and average selling prices remaining flat, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 3% compared to the second quarter of 2024. As a result of this metal spread compression, as well as a $32.3 million noncash write-off of consumable assets described in Note 1, operating income for the steel operations decreased 13%, to $381.1 million, in the second quarter of 2025, compared to the same period in 2024. First half 2025 operating income decreased 45%, to $610.0 million, compared to the first half of 2024 due primarily to a 13% decrease in metal spread, as average selling prices decreased more than scrap costs despite slightly higher shipment volume.

Metals Recycling Operations Segment

Metals recycling operations include our OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services throughout the United States and Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarters of 2025 and 2024, 66% and 61%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 85% and 81% in the second quarters of 2025 and 2024, respectively. Metals recycling operations accounted for 12% and 11% of our consolidated net sales during the three-month periods ending June 30, 2025, and 2024, respectively, and during the six-month periods ended June 30, 2025, and 2024, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	% Change	2024	2025	% Change	2024
Ferrous metal (gross tons)
Total	1,596,583	6%	1,509,924	3,049,015	3%	2,967,713
Inter-company	(1,051,561)		(918,804)	(1,946,375)		(1,839,620)
External shipments	545,022	(8)%	591,120	1,102,640	(2)%	1,128,093

Nonferrous metals (thousands of pounds)
Total	245,577	(3)%	253,815	478,657	(4)%	497,765
Inter-company	(51,574)		(55,387)	(88,981)		(93,164)
External shipments	194,003	(2)%	198,428	389,676	(4)%	404,601

Metals Recycling Operations Segment Results 2025 vs. 2024

During the second quarter of 2025, our metals recycling operations benefitted from steady domestic steel mill utilization, resulting in record quarterly ferrous shipments. Ferrous scrap shipments increased 6% compared to the same period in 2024 while nonferrous shipments decreased 3%. Ferrous scrap average selling prices increased 4% during the second quarter of 2025 compared to the same period in 2024, while nonferrous scrap prices remained flat, resulting in an overall 5% increase in segment net sales. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) decreased 9% during the second quarter of 2025 compared to the same period in 2024, and nonferrous metal spreads increased 28%. As a result of the decreased ferrous metals spreads, metals recycling operations operating income decreased 7% to $21.3 million in the second quarter of 2025 compared to the second quarter of 2024.

Net sales for our metals recycling operations in the first half of 2025 increased 4% compared to the same period in 2024, driven by increased ferrous volumes. Ferrous scrap average selling prices remained flat during the first half of 2025 compared to the same period in 2024, while nonferrous average selling prices increased 10%. Ferrous shipments increased 3% and nonferrous shipments decreased 4% in the first half of 2025 compared to the first half of 2024. Ferrous metal spreads were flat, while nonferrous metal spreads increased 16% in the first half of 2025 compared to the first half of 2024. As a result of the combination of these volume and metal spread changes, metals recycling operations operating income in the first half of 2025 of $47.0 million increased 32% from the first half of 2024.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 10% of our consolidated net sales during the three-month periods ending June 30, 2025, and 2024, respectively, and 8% and 10% during the six-month periods ending June 30, 2025, and 2024, respectively.

Steel Fabrication Operations Segment Results 2025 vs. 2024

Net sales for the steel fabrication operations decreased 28% during the second quarter of 2025 compared to the same period in 2024, as average selling prices decreased $461 per ton, or 15%, and volume decreased 15% from the second quarter of 2024. While demand remained historically strong, the second quarter of 2025 sales volumes were down compared to the second quarter of 2024, with continued declining selling prices, as industry average selling prices continue to move toward pre-pandemic levels. Our steel fabrication operations continue to benefit from the solid non-residential construction market, continued onshoring of manufacturing, and the U.S. infrastructure program, as evidenced by an order backlog that extends into the first quarter of 2026. Net sales for the segment decreased 25% during the first half of 2025, compared to the same period in 2024, as volume decreased 11%, and average selling prices decreased 16%.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed decreased 10% in the second quarter of 2025 compared to the same period in 2024. Metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 19% in the second quarter of 2025 compared to the same period in 2024. Metal spread compression coupled with decreased volume resulted in operating income decreasing 48% to $93.1 million in the second quarter 2025, compared to $180.7 million in the same period in 2024. For the first half of 2025, operating income decreased 42% to $209.9 million compared to the first half of 2024, as a result of an 18% decrease in metal spread, coupled with decreased volumes.

Aluminum Operations Segment

Aluminum operations include the recycled aluminum flat rolled products mill nearing completion of construction in Columbus, Mississippi, two satellite recycled aluminum slab centers in the southwest United States and Central Mexico, and an ancillary recycled aluminum deox-rod facility, formerly included in the results of our metals recycling operations segment. We successfully produced and sold our first aluminum coils late in the second quarter of 2025, and we expect volume to steadily increase over the coming months. The results of this segment largely consist of construction, start-up, and commissioning costs recorded in selling, general, and administrative expenses, which continued to increase in the second quarter of 2025, consistent with increased headcount and start-up costs.

Other Consolidated Results

Second Quarter Consolidated Results 2025 vs. 2024

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $198.0 million during the second quarter of 2025 increased 24% from $160.0 million during the second quarter of 2024 primarily due to an increase in payroll and benefits expense related to the growth of the aluminum operations segment during 2025. Selling, general and administrative expenses represented 4.3% and 3.5% of net sales during the second quarters of 2025 and 2024, respectively.

Profit sharing expense during the second quarter of 2025 of $30.7 million decreased 36% from $48.1 million during the same period in 2024, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for our other operations of 11% in the second quarter of 2025 compared to the same period in 2024. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the second quarter of 2025, interest expense of $17.4 million increased 37% from $12.7 million during the second quarter of 2024. This increase is a result of higher outstanding long-term debt balances during the second quarter of 2025 compared to the same period in 2024 due to our issuance of senior unsecured notes in March 2025.

Other (Income) Expense, net.  Net other income was $22.4 million in the second quarter of 2025, compared to $18.7 million in the second quarter of 2024, an increase of $3.7 million due primarily to the impact of foreign currency exchange rate gains of $7.1 million in 2025 compared to losses of $10.0 million in 2024, partially offset by decreased interest income due to lower invested cash balances during 2025.

Income Tax Expense. Second quarter 2025 income tax expense of $86.7 million, at an effective income tax rate of 22.3%, decreased 35% compared to $133.4 million, at an effective income tax rate of 23.6%, during the second quarter of 2024, consistent with decreased pretax earnings.

First Half Consolidated Results 2025 vs. 2024

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $379.8 million during the first half of 2025 increased 19% from $319.5 million during the first half of 2024 primarily due to an increase in payroll and benefits expense related to the execution of our growth strategy during 2025. Selling, general and administrative expenses represented 4.3% and 3.4% of net sales during the first half of 2025 and 2024, respectively.

Profit sharing expense during the first half of 2025 of $53.4 million decreased 52% from $110.7 million during the same period in 2024, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for our other operations of 23% in the first half of 2025 compared to the same period in 2024.

Interest Expense, net of Capitalized Interest. During the first half of 2025, interest expense of $29.5 million increased 20% from $24.7 million during the first half of 2024. This increase is a result of higher outstanding long-term debt balances during the first half of 2025 compared to the same period in 2024 due to our issuance of senior unsecured notes in March 2025.

Other (Income) Expense, net.  Net other income was $40.0 million in the first half of 2025, compared to $45.5 million in the first half of 2024, a decrease of $5.5 million due primarily to the impact of decreased interest income due to lower invested cash balances in the first half of 2025 compared to the same period in 2024.

Income Tax Expense. First half 2025 income tax expense of $149.7 million, at an effective income tax rate of 22.4%, decreased 52% compared to $311.7 million, at an effective income tax rate of 23.4%, during the first half of 2024, consistent with decreased pretax earnings. In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes significant provisions modifying the U.S. tax framework. We are in the process of evaluating the impact of these legislative changes as additional guidance becomes available. These legislative changes are not expected to have a material impact on our future effective tax rate, tax liabilities, and cash tax. As required by ASC 740, Income Taxes, the estimated impact of the OBBBA will be included in our financial results in the third quarter of 2025, the period of enactment.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2025, is as follows (in thousands):

Cash and equivalents	$458,048
Short-term and other investments	285,455
Revolver availability	1,190,673
Total liquidity	$1,934,176

Our total outstanding debt of $3.8 billion increased $550.0 million compared to December 31, 2024, due to our issuance of senior unsecured notes in March 2025 as described in Note 3, the proceeds of which may be used for general corporate purposes, which included the repayment at maturity of our $400.0 million 2.400% notes due June 2025, and may include working capital, capital expenditures, advances for or investments in our subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of our common stock. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 29.9% and 26.5% at June 30, 2025, and December 31, 2024, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2025, we had $1.2 billion of availability on the Revolver, $9.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2025, our interest coverage ratio and debt to capitalization ratio were 13.63:1.00 and 0.30:1.00, respectively. We were in compliance with these covenants at June 30, 2025, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $454.2 million in the first half of 2025 compared to $737.8 million in the same 2024 period. Working capital increased $590.8 million, or 18%, during the first half of 2025 to $3.9 billion at June 30, 2025, due primarily to the repayment of our $400.0 million of 2.400% senior notes in June 2025, as well as a $283.8 million dollar increase in accounts receivable consistent with increased steel prices and sales volumes in the second quarter of 2025 compared to the fourth quarter of 2024.

Capital Investments. During the first half of 2025, we invested $593.8 million in property, plant and equipment, primarily within our aluminum operations and steel operations segments, compared with $793.5 million invested during the same period in 2024. We are nearing completion of construction of a new state-of-the-art lower-carbon recycled aluminum flat rolled products mill with two new supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and have continued through 2025. Our liquidity of $1.9 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2025 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 9% to $0.50 per share in the first quarter of 2025 (from $0.46 per share for each quarter in 2024), resulting in declared cash dividends of $148.6 million during the first half of 2025, compared to $144.2 million during the same period in 2024. We paid cash dividends of $144.2 million and $140.6 million during the first half of 2025 and 2024, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years and the current year, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $450.2 million and $607.1 million of share repurchases during the first half of 2025 and 2024, respectively. As of June 30, 2025, we had $1.2 billion remaining available to purchase under the February 2025 share repurchase program.

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of June 30, 2025, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of June 30, 2025.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended June 30, 2025

April 1 - 30	795,009	$119.36	795,009	$1,351,950
May 1 - 31	515,824	132.19	515,824	1,284,449
June 1 - 30	279,492	132.27	279,492	1,247,851
	1,590,325		1,590,325
(1)	In February 2025, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended June 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

August 11, 2025

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)