Form 10-Q
period 2025-09-30
STEEL DYNAMICS INC
filed 2025-10-24
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

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

As of October 22, 2025, Registrant had 146,034,859 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2025	2024
Assets	(unaudited)
Current assets
Cash and equivalents	$770,356	$589,464
Short-term investments	-	147,811
Accounts receivable, net	1,697,298	1,362,969
Accounts receivable-related parties	64,663	54,230
Inventories	3,195,660	3,113,733
Other current assets	351,428	163,131
Total current assets	6,079,405	5,431,338

Property, plant and equipment, net	8,493,550	8,117,988
Intangible assets, net	206,549	227,234
Goodwill	477,471	477,471
Other assets	708,055	681,202
Total assets	$15,965,030	$14,935,233
Liabilities and Equity
Current liabilities
Accounts payable	$1,201,459	$972,645
Accounts payable-related parties	13,306	7,267
Income taxes payable	3,088	3,783
Accrued payroll and benefits	302,245	373,216
Accrued expenses	435,199	366,682
Current maturities of long-term debt	1,429	426,990
Total current liabilities	1,956,726	2,150,583

Long-term debt	3,781,026	2,804,017
Deferred income taxes	1,105,134	902,186
Other liabilities	151,819	133,201
Total liabilities	6,994,705	5,989,987

Commitments and contingencies

Redeemable noncontrolling interests	141,226	171,212

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,417,974 and 268,377,165 shares issued; and 146,156,096 and 151,117,153
shares outstanding, as of September 30, 2025 and December 31, 2024, respectively	652	652
Treasury stock, at cost; 122,261,878 and 117,260,012 shares,
as of September 30, 2025 and December 31, 2024, respectively	(7,743,046)	(7,094,266)
Additional paid-in capital	1,243,261	1,229,819
Retained earnings	15,495,603	14,798,082
Accumulated other comprehensive loss	(1,328)	-
Total Steel Dynamics, Inc. equity	8,995,142	8,934,287
Noncontrolling interests	(166,043)	(160,253)
Total equity	8,829,099	8,774,034
Total liabilities and equity	$15,965,030	$14,935,233

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net sales
Unrelated parties	$4,651,398	$4,162,651	$13,233,695	$13,103,464
Related parties	176,817	178,964	528,838	564,788
Total net sales	4,828,215	4,341,615	13,762,533	13,668,252

Costs of goods sold	4,070,335	3,736,398	11,899,641	11,307,400
Gross profit	757,880	605,217	1,862,892	2,360,852

Selling, general and administrative expenses	200,844	167,692	580,662	487,215
Profit sharing	42,389	34,444	95,790	145,149
Amortization of intangible assets	6,890	7,644	20,684	22,953
Operating income	507,757	395,437	1,165,756	1,705,535

Interest expense, net of capitalized interest	13,573	17,071	43,085	41,768
Other (income) expense, net	(19,662)	(29,659)	(59,695)	(75,151)
Income before income taxes	513,846	408,025	1,182,366	1,738,918

Income tax expense	109,920	87,131	259,570	398,834
Net income	403,926	320,894	922,796	1,340,084

Net income attributable to noncontrolling interests	(241)	(3,092)	(3,234)	(10,243)
Net income attributable to Steel Dynamics, Inc.	$403,685	$317,802	$919,562	$1,329,841

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$2.75	$2.06	$6.19	$8.50

Weighted average common shares outstanding	146,947	154,061	148,532	156,528

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$2.74	$2.05	$6.17	$8.46

Weighted average common shares and share equivalents outstanding	147,600	154,810	149,123	157,248

Dividends declared per share	$0.50	$0.46	$1.50	$1.38

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$403,926	$320,894	$922,796	$1,340,084
Other comprehensive income (loss) - net unrealized income gain (loss)
on cash flow hedging derivatives, net of income tax expense (benefit)
of ($805) and $314 for the three months ended, and ($426) and ($276)
for the nine months ended September 30, 2025 and 2024, respectively.	(2,506)	983	(1,328)	(866)
Comprehensive income	401,420	321,877	921,468	1,339,218

Comprehensive income attributable to noncontrolling interests	(241)	(3,092)	(3,234)	(10,243)
Comprehensive income attributable to Steel Dynamics, Inc.	$401,179	$318,785	$918,234	$1,328,975

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2025	2024	2025	2024

Operating activities:
Net income	$403,926	$320,894	$922,796	$1,340,084

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	138,487	121,052	405,108	353,357
Equity-based compensation	14,238	12,828	45,341	41,453
Deferred income taxes	147,570	14,832	202,948	(1,615)
Other adjustments	(7,986)	(10,523)	(13,071)	1,779
Changes in certain assets and liabilities:
Accounts receivable	(60,985)	210,435	(344,762)	43,350
Inventories	64,501	28,169	(85,106)	(151,501)
Other assets	(34,551)	(11,851)	(58,877)	(22,054)
Accounts payable	(4,817)	(13,852)	238,516	(11,604)
Income taxes receivable/payable	(65,070)	(12,971)	(104,965)	7,017
Accrued expenses	127,295	100,840	(31,106)	(102,635)
Net cash provided by operating activities	722,608	759,853	1,176,822	1,497,631

Investing activities:
Purchases of property, plant and equipment	(165,692)	(621,355)	(759,529)	(1,414,831)
Purchases of short-term investments	-	(430,826)	(39,571)	(699,879)
Proceeds from maturities of short-term investments	39,571	204,543	186,996	775,851
Other investing activities	5,593	(4,357)	7,121	(15,656)
Net cash used in investing activities	(120,528)	(851,995)	(604,983)	(1,354,515)

Financing activities:
Issuance of current and long-term debt	407,965	1,185,657	2,298,186	2,145,538
Repayment of current and long-term debt	(408,291)	(527,977)	(1,743,423)	(1,531,969)
Dividends paid	(73,894)	(71,584)	(218,098)	(212,216)
Purchases of treasury stock	(210,388)	(309,901)	(660,574)	(917,024)
Other financing activities	(5,056)	1,177	(67,243)	(13,153)
Net cash provided by (used in) financing activities	(289,664)	277,372	(391,152)	(528,824)

Increase (decrease) in cash, cash equivalents, and restricted cash	312,416	185,230	180,687	(385,708)
Cash, cash equivalents, and restricted cash at beginning of period	463,281	835,526	595,010	1,406,464

Cash, cash equivalents, and restricted cash at end of period	$775,697	$1,020,756	$775,697	$1,020,756

Supplemental disclosure information:
Cash paid for interest	$25,645	$9,102	$88,859	$59,466
Cash paid for income taxes, net	$22,192	$81,742	$150,662	$383,455

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

Aluminum Operations Segment. Aluminum operations include the company’s recycled aluminum flat rolled products mill nearing completion of construction in Columbus, Mississippi, two satellite recycled aluminum slab centers in the southwest United States and Central Mexico, and an ancillary recycled aluminum deox-rod facility, formerly included in the results of the metals recycling operations segment. The flat rolled products mill is a joint venture with Unity Aluminum, Inc. of which SDI has a 94.4% equity interest.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 95% and 90% by SDI at September 30, 2025 and December 31, 2024, respectively) are $30.0 million and $60.0 million at September 30, 2025 and December 31, 2024, respectively. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at September 30, 2025, and December 31, 2024.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents, and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.3 million at September 30, 2025, $5.2 million at June 30, 2025, $5.5 million at December 31, 2024 and September 30, 2024, and $5.6 million at June 30, 2024 and December 31, 2023, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. Interest income from invested cash and short-term investments was $6.8 million and $25.1 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $27.0 million and $72.0 million for the nine-month periods ended September 30, 2025 and 2024, respectively and is recorded in other (income) expense, net as earned.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies (Continued)

Goodwill

The company’s goodwill consisted of the following at September 30, 2025, and December 31, 2024 (in thousands):

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

At September 30, 2025, the company reported $1,762.0 million of accounts receivable, net of allowances for credit losses of $5.5 million. Changes in the allowance were not material for each of the three and nine-month periods ended September 30, 2025 and 2024.

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

The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The fair value of the Company’s derivative instruments and required margin deposit amounts totaled $38.0 million and $26.0 million at September 30, 2025 and December 31, 2024, respectively, and are reflected in other current assets in the consolidated balance sheets. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold and were insignificant for each of the three and nine-month periods ended September 30, 2025 and 2024. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for each of the three and nine-month periods ended September 30, 2025 and 2024.

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

Note 2. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were 62,000 anti-dilutive common share equivalents for the three-month period ended March 31, 2025 excluded from common share equivalents for the nine-month period ended September 30, 2025. There were no anti-dilutive common share equivalents as of or for the nine-month period ended September 30, 2024 or the three-month periods ended September 30, 2025 and 2024.

	Three-Month Periods Ended September 30,
	2025			2024
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$403,685	146,947	$2.75	$317,802	154,061	$2.06
Dilutive common share equivalents	-	653		-	749
Diluted earnings per share	$403,685	147,600	$2.74	$317,802	154,810	$2.05

	Nine-Month Periods Ended September 30,
	2025			2024
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$919,562	148,532	$6.19	$1,329,841	156,528	$8.50
Dilutive common share equivalents	-	591		-	720
Diluted earnings per share	$919,562	149,123	$6.17	$1,329,841	157,248	$8.46

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

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap and purchased steel substrate) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$1,430,372	$1,323,920
Supplies	809,833	805,035
Work in progress	372,263	269,031
Finished goods	583,192	715,747
Total inventories	$3,195,660	$3,113,733

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and nine-month periods ended September 30, 2025 and 2024 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2024	$652	$(7,094,266)	$1,229,819	$14,798,082	$-	$(160,253)	$8,774,034	$171,212
Dividends declared	-	-	-	(74,690)	-	-	(74,690)	-
Noncontrolling investors, net	-	-	-	-	-	(2,303)	(2,303)	-
Share repurchases	-	(250,138)	-	-	-	-	(250,138)	-
Equity-based compensation	-	9,809	(11,584)	(125)	-	-	(1,900)	-
Net income	-	-	-	217,151	-	528	217,679	-
Balances at March 31, 2025	652	(7,334,595)	1,218,235	14,940,418	-	(162,028)	8,662,682	171,212
Dividends declared	-	-	-	(73,894)	-	-	(73,894)	-
Noncontrolling investors, net	-	-	-	-	-	(1,665)	(1,665)	(29,986)
Share repurchases	-	(200,048)	-	-	-	-	(200,048)	-
Equity-based compensation	-	1,937	11,574	(131)	-	-	13,380	-
Net income	-	-	-	298,726	-	2,465	301,191	-
Other comprehensive income, net of tax	-	-	-	-	1,178	-	1,178	-
Balances at June 30, 2025	652	(7,532,706)	1,229,809	15,165,119	1,178	(161,228)	8,702,824	141,226
Dividends declared	-	-	-	(73,078)	-	-	(73,078)	-
Noncontrolling investors, net	-	-	-	-	-	(5,056)	(5,056)	-
Share repurchases	-	(210,388)	-	-	-	-	(210,388)	-
Equity-based compensation	-	48	13,452	(123)	-	-	13,377	-
Net income	-	-	-	403,685	-	241	403,926	-
Other comprehensive loss, net of tax	-	-	-	-	(2,506)	-	(2,506)	-
Balances at September 30, 2025	$652	$(7,743,046)	$1,243,261	$15,495,603	$(1,328)	$(166,043)	$8,829,099	$141,226

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2023	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	(72,624)	-	-	(72,624)	-
Noncontrolling investors, net	-	-	-	-	-	(969)	(969)	-
Share repurchases	-	(298,059)	-	-	-	-	(298,059)	-
Equity-based compensation	-	13,391	(20,434)	(139)	-	-	(7,182)	-
Net income	-	-	-	584,041	-	3,459	587,500	-
Other comprehensive loss, net of tax	-	-	-	-	(434)	-	(434)	-
Balances at March 31, 2024	651	(6,182,274)	1,197,176	14,056,868	(13)	(195,861)	8,876,547	171,212
Dividends declared	-	-	-	(71,584)	-	-	(71,584)	-
Noncontrolling investors, net	-	-	-	-	-	10,398	10,398	-
Share repurchases	-	(309,064)	-	-	-	-	(309,064)	-
Equity-based compensation	-	1,969	10,595	(134)	-	-	12,430	-
Net income	-	-	-	427,998	-	3,692	431,690	-
Other comprehensive loss, net of tax	-	-	-	-	(1,415)	-	(1,415)	-
Balances at June 30, 2024	651	(6,489,369)	1,207,771	14,413,148	(1,428)	(181,771)	8,949,002	171,212
Dividends declared	-	-	-	(70,400)	-	-	(70,400)	-
Noncontrolling investors, net	-	-	-	-	-	5,265	5,265	-
Share repurchases	-	(309,901)	-	-	-	-	(309,901)	-
Equity-based compensation	-	51	12,318	(124)	-	-	12,245	-
Net income	-	-	-	317,802	-	3,092	320,894	-
Other comprehensive income, net of tax	-	-	-	-	983	-	983	-
Balances at September 30, 2024	$651	$(6,799,219)	$1,220,089	$14,660,426	$(445)	$(173,414)	$8,908,088	$171,212

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2025
Short-term investments	$-	$-	$-	$-
Commodity futures – financial assets	15,310	-	15,310	-
Commodity futures – financial liabilities	33,957	-	33,957	-

December 31, 2024
Short-term investments	$147,811	$-	$147,811	$-
Commodity futures – financial assets	19,323	-	19,323	-
Commodity futures – financial liabilities	6,272	-	6,272	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments and commodity futures contracts are estimated using quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.7 billion and $3.0 billion at September 30, 2025 and December 31, 2024, respectively (with a corresponding carrying amount in the consolidated balance sheet of $3.8 billion and $3.2 billion at September 30, 2025 and December 31, 2024, respectively).

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

The company’s segment results, with prior periods recast consistent with our current reportable segments presentation, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2025	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,380,992	$361,107	$376,869	$71,139	$316,942		$-	$4,507,049
External Non-United States	157,052	159,879	814	-	3,421		-	321,166
Other segments	112,812	613,141	576	33,305	400		(760,234)	-
Net sales	3,650,856	1,134,127	378,259	104,444	320,763		(760,234)	4,828,215
Less:
Cost of goods sold	3,095,740	1,076,364	244,038	106,899	308,130		(760,836)	4,070,335
Other segment items (b)	58,324	26,230	27,201	54,055	84,684		(371)	250,123
Operating income (loss)	496,792	31,533	107,020	(56,510)	(72,051)		973	507,757
Interest expense, net of capitalized interest								13,573
Other (income) expense, net								(19,662)
Income before income taxes								$513,846

Depreciation and amortization	$101,913	$16,471	$3,415	$3,229	$13,459		$-	$138,487
Capital expenditures	76,113	30,858	4,061	65,774	17,371		(28,485)	165,692
Total Assets	8,795,670	1,465,519	677,757	3,659,662	4,494,314	(c)	(3,127,892)	15,965,030

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2024	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,745,491	$327,814	$446,663	$66,842	$402,290	$-	$3,989,100
External Non-United States	171,530	170,802	602	138	9,443	-	352,515
Other segments	106,987	531,061	2,538	16,229	-	(656,815)	-
Net sales	3,024,008	1,029,677	449,803	83,209	411,733	(656,815)	4,341,615
Less:
Cost of goods sold	2,665,655	992,761	259,109	79,505	400,442	(661,074)	3,736,398
Other segment items (b)	57,099	30,782	25,102	25,722	71,445	(370)	209,780
Operating income (loss)	301,254	6,134	165,592	(22,018)	(60,154)	4,629	395,437
Interest expense, net of capitalized interest							17,071
Other (income) expense, net							(29,659)
Income before income taxes							$408,025

Depreciation and amortization	$91,114	$17,989	$2,829	$1,882	$7,238	$-	$121,052
Capital expenditures	121,037	17,226	5,379	477,261	20,518	(20,066)	621,355

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$9,440,009	$1,108,509	$1,069,333	$203,347	$1,020,233	$-	$12,841,431
External Non-United States	440,602	470,093	1,305	-	9,102	-	921,102
Other segments	308,804	1,790,185	756	95,311	1,265	(2,196,321)	-
Net sales	10,189,415	3,368,787	1,071,394	298,658	1,030,600	(2,196,321)	13,762,533
Less:
Cost of goods sold	8,912,032	3,210,057	676,768	286,219	1,003,384	(2,188,819)	11,899,641
Other segment items (b)	170,635	80,197	77,746	138,311	231,359	(1,112)	697,136
Operating income (loss)	1,106,748	78,533	316,880	(125,872)	(204,143)	(6,390)	1,165,756
Interest expense, net of capitalized interest							43,085
Other (income) expense, net							(59,695)
Income before income taxes							$1,182,366

Depreciation and amortization	$298,220	$47,322	$9,621	$8,716	$41,229	$-	$405,108
Capital expenditures	244,192	84,911	12,588	484,899	29,084	(96,145)	759,529

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2024	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$8,817,086	$982,324	$1,365,549	$195,952	$1,149,613	$-	$12,510,524
External Non-United States	598,404	540,729	1,727	2,496	14,372	-	1,157,728
Other segments	371,008	1,657,993	8,026	38,721	-	(2,075,748)	-
Net sales	9,786,498	3,181,046	1,375,302	237,169	1,163,985	(2,075,748)	13,668,252
Less:
Cost of goods sold	8,212,465	3,039,962	778,129	219,742	1,135,513	(2,078,411)	11,307,400
Other segment items (b)	163,228	99,359	72,501	60,862	260,433	(1,066)	655,317
Operating income (loss)	1,410,805	41,725	524,672	(43,435)	(231,961)	3,729	1,705,535
Interest expense, net of capitalized interest							41,768
Other (income) expense, net							(75,151)
Income before income taxes							$1,738,918

Depreciation and amortization	$266,118	$53,454	$8,288	$4,841	$20,656	$-	$353,357
Capital expenditures	348,532	62,284	18,524	989,859	38,462	(42,830)	1,414,831

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

(b) Other segment items for each reportable operating segment include selling, general, and administrative expenses including payroll & benefit expenses and professional service expenses. For the Aluminum Operations segment, other segment items largely consist of construction, start-up, and commissioning costs recorded in selling, general, and administrative expenses. Other segment items within Other include selling, general, and administrative expenses such as payroll & benefit expenses, companywide equity-based compensation expenses, and professional service expenses, as well as company-wide profit sharing expense and amortization of intangible assets.

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

Description of the Business

We are one of the largest domestic steel producers and metals recyclers in the United States, based on estimated steelmaking and steel coating capacity of approximately 16 million tons and actual metals recycling volumes, with one of the most diversified product and end market portfolios in the domestic steel industry, combined with meaningful downstream steel fabrication operations. We are currently continuing with commissioning and startup of our aluminum operations to further diversify our end markets with plans to supply aluminum flat rolled products with high recycled content to the countercyclical sustainable beverage can industry, in addition to the automotive and industrial sectors. Our primary sources of revenue are currently from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

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

Results Overview

In the third quarter of 2025 we achieved record quarterly steel shipments of 3.6 million tons. Our metals recycling operations benefitted from higher domestic steel industry demand, while our steel fabrication segment continued to experience consistently strong order activity as realized average selling prices declined slightly.

Consolidated operating income increased $112.3 million, or 28%, to $507.8 million for the third quarter of 2025, compared to the third quarter of 2024 as steel and metals recycling operations metal spreads expanded. Third quarter 2025 net income attributable to Steel Dynamics, Inc. increased $85.9 million, or 27%, to $403.7 million, compared to the third quarter of 2024, consistent with increased operating income.

Consolidated operating income decreased $539.8 million, or 32%, to $1.2 billion for the first nine months of 2025, compared to the first nine months of 2024. First nine months 2025 net income attributable to Steel Dynamics, Inc. decreased $410.3 million, or 31%, to $919.6 million, compared to the first nine months of 2024, consistent with decreased operating income.

Segment Operating Results 2025 vs. 2024 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
Net sales:
Steel Operations Segment	$3,650,856	21%	$3,024,008	$10,189,415	4%	$9,786,498
Metals Recycling Operations Segment	1,134,127	10%	1,029,677	3,368,787	6%	3,181,046
Steel Fabrication Operations Segment	378,259	(16)%	449,803	1,071,394	(22)%	1,375,302
Aluminum Operations Segment	104,444	26%	83,209	298,658	26%	237,169
Other	320,763	(22)%	411,733	1,030,600	(11)%	1,163,985
	5,588,449		4,998,430	15,958,854		15,744,000
Intra-company	(760,234)		(656,815)	(2,196,321)		(2,075,748)
	$4,828,215	11%	$4,341,615	$13,762,533	1%	$13,668,252

Operating income (loss):
Steel Operations Segment	$496,792	65%	$301,254	$1,106,748	(22)%	$1,410,805
Metals Recycling Operations Segment	31,533	414%	6,134	78,533	88%	41,725
Steel Fabrication Operations Segment	107,020	(35)%	165,592	316,880	(40)%	524,672
Aluminum Operations Segment	(56,510)	(157)%	(22,018)	(125,872)	(190)%	(43,435)
Other	(72,051)	(20)%	(60,154)	(204,143)	12%	(231,961)
	506,784		390,808	1,172,146		1,701,806
Intra-company	973		4,629	(6,390)		3,729
	$507,757	28%	$395,437	$1,165,756	(32)%	$1,705,535

Steel Operations Segment

Steel operations include our EAF steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and a 75% controlling equity interest in SDI Biocarbon Solutions, LLC. Steel operations accounted for 73% and 67% of our consolidated net sales during the three-month periods ending September 30, 2025, and 2024, respectively, and 72% and 69% during the nine-month periods ended September 30, 2025 and 2024, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024

Total shipments	3,613,330	14%	3,181,377	10,444,667	8%	9,640,171
Intra-segment shipments	(348,469)		(320,674)	(1,038,297)		(1,001,795)
Steel Operations Segment shipments	3,264,861	14%	2,860,703	9,406,370	9%	8,638,376

External shipments	3,162,805	15%	2,754,853	9,123,456	10%	8,311,539

Steel Operations Segment Results 2025 vs. 2024

During the third quarter of 2025, our steel operations achieved record shipments of 3.6 million tons (3.3 million excluding intra-segment) as imports declined from the elevated levels seen earlier in the year. We continue to observe some hesitancy from customers due to trade uncertainties, despite several encouraging demand drivers—such as manufacturing onshoring, infrastructure program funding, lower interest rates, and the increasing regionalization of supply chains in the US. Third quarter 2025 total steel segment average selling prices increased 6%, or $61 per ton, compared to the third quarter of 2024, while segment shipments increased 14%. Net sales for the steel operations in the third quarter of 2025 increased 21% compared to the same period in 2024, due to the increased segment shipments, coupled with increased average selling prices. Net sales for the steel operations increased 4% in the first nine months of 2025 when compared to the same period in 2024, primarily due to increased segment shipments offsetting decreased average selling prices, particularly in the first quarter of 2025.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills increased $14 per ton, or 4%, in the third quarter of 2025, compared to the same period in 2024, consistent with overall increased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion. In the first nine months of 2025, our metallic raw material cost per ton was flat compared to the same period in 2024.

In the third quarter of 2025, as a result of average selling prices rising more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 7% compared to the third quarter of 2024. As a result of this metal spread expansion, operating income for the steel operations increased 65%, to $496.8 million, in the third quarter of 2025, compared to the same period in 2024. First nine months 2025 operating income decreased 22%, to $1.1 billion, compared to the first nine months of 2024 due primarily to a 7% decrease in metal spread, as average selling prices decreased more than scrap costs despite higher shipment volume.

Metals Recycling Operations Segment

Metals recycling operations include our OmniSource ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services throughout the United States and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the third quarters of 2025 and 2024, 66% and 63%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 88% and 80% in the third quarters of 2025 and 2024, respectively. Metals recycling operations accounted for 11% and 12% of our consolidated net sales during the three-month periods ending September 30, 2025, and 2024, respectively, and 12% and 11% during the nine-month periods ending September 30, 2025, and 2024, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	% Change	2024	2025	% Change	2024
Ferrous metal (gross tons)
Total	1,590,153	9%	1,461,810	4,639,168	5%	4,429,523
Inter-company	(1,052,133)		(924,728)	(2,998,508)		(2,764,348)
External shipments	538,020	0%	537,082	1,640,660	(1)%	1,665,175

Nonferrous metals (thousands of pounds)
Total	242,842	1%	241,292	721,499	(2)%	739,057
Inter-company	(53,799)		(44,556)	(142,780)		(137,720)
External shipments	189,043	(4)%	196,736	578,719	(4)%	601,337

Metals Recycling Operations Segment Results 2025 vs. 2024

During the third quarter of 2025, our metals recycling operations benefitted from increased domestic steel mill utilization, resulting in near record quarterly ferrous shipments. Ferrous scrap shipments increased 9% compared to the same period in 2024 while nonferrous shipments increased 1%. Ferrous scrap average selling prices increased 6% during the third quarter of 2025 compared to the same period in 2024, while nonferrous scrap prices increased 3%, resulting in an overall 10% increase in segment net sales. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 3% during the third quarter of 2025 compared to the same period in 2024, and nonferrous metal spreads increased 74%, particularly due to copper. As a result of the increased metals spreads, particularly within nonferrous, metals recycling operations operating income increased 414% to $31.5 million in the third quarter of 2025 compared to the third quarter of 2024.

Net sales for our metals recycling operations in the first nine months of 2025 increased 6% compared to the same period in 2024, driven by increased ferrous volumes and increased selling prices for both ferrous and nonferrous metals. Ferrous scrap average selling prices increased 2% during the first nine months of 2025 compared to the same period in 2024, while nonferrous average selling prices increased 7%. Ferrous shipments increased 5% and nonferrous shipments decreased 2% in the first nine months of 2025 compared to the first nine months of 2024. Ferrous metal spreads were flat, while nonferrous metal spreads increased 32% in the first nine months of 2025 compared to the first nine months of 2024. As a result of the combination of these volume and metal spread changes, metals recycling operations operating income in the first nine months of 2025 of $78.5 million increased 88% from the first nine months of 2024.

Net sales for our metals recycling operations in the first nine months of 2025 increased 6% compared to the same period in 2024, driven by increased ferrous volumes and increased selling prices for both ferrous and nonferrous metals. Ferrous scrap average selling prices increased 2% during the first nine months of 2025 compared to the same period in 2024, while nonferrous average selling prices increased 7%. Ferrous shipments increased 5% and nonferrous shipments decreased 2% in the first nine months of 2025 compared to the first nine months of 2024. Ferrous metal spreads were flat, while nonferrous metal spreads increased 32% in the first nine months of 2025 compared to the first nine months of 2024. As a result of the combination of these volume and metal spread changes, metals recycling operations operating income in the first nine months of 2025 of $78.5 million increased 88% from the first nine months of 2024.Net sales for our metals recycling operations in the first nine months of 2025 increased 6% compared to the same period in 2024, driven by increased ferrous volumes and increased selling prices for both ferrous and nonferrous metals. Ferrous scrap average selling prices increased 2% during the first nine months of 2025 compared to the same period in 2024, while nonferrous average selling prices increased 7%. Ferrous shipments increased 5% and nonferrous shipments decreased 2% in the first nine months of 2025 compared to the first nine months of 2024. Ferrous metal spreads were flat, while nonferrous metal spreads increased 32% in the first nine months of 2025 compared to the first nine months of 2024. As a result of the combination of these volume and metal spread changes, metals recycling operations operating income in the first nine months of 2025 of $78.5 million increased 88% from the first nine months of 2024.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of girders, steel joists and steel deck used within the non-residential construction industry. Steel fabrication operations accounted for 8% of our consolidated net sales during the three-month and nine-month periods ending September 30, 2025, and 10% during the three-month and nine-month periods ending September 30, 2024.

Steel Fabrication Operations Segment Results 2025 vs. 2024

Net sales for the steel fabrication operations decreased 16% during the third quarter of 2025 compared to the same period in 2024, as average selling prices decreased $341 per ton, or 12%, and volume decreased 4% from the third quarter of 2024. While demand remained historically strong, the third quarter of 2025 sales volumes were down compared to the third quarter of 2024, with continued declining selling prices, as industry average selling prices continue to move toward pre-pandemic levels. Our steel fabrication operations continue to benefit from the solid non-residential construction market, continued onshoring of manufacturing, and the U.S. infrastructure program, as evidenced by an order backlog that extends through the first quarter of 2026. Net sales for the segment decreased 22% during the first nine months of 2025, compared to the same period in 2024, as volume decreased 8%, and average selling prices decreased 15%.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed decreased 4% in the third quarter of 2025 compared to the same period in 2024. Metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 17% in the third quarter of 2025 compared to the same period in 2024. Metal spread compression coupled with decreased volume resulted in operating income decreasing 35% to $107.0 million in the third quarter 2025, compared to $165.6 million in the same period in 2024. For the first nine months of 2025, operating income decreased 40% to $316.9 million compared to the first nine months of 2024, as a result of an 18% decrease in metal spread, coupled with decreased volumes.

Aluminum Operations Segment

Aluminum operations include our recycled aluminum flat rolled products mill nearing completion of construction in Columbus, Mississippi, two satellite recycled aluminum slab centers in the southwest United States and Central Mexico, and an ancillary recycled aluminum deox-rod facility, formerly included in the results of our metals recycling operations segment. We successfully produced and sold our first aluminum coils late in the second quarter of 2025, and we expect volume to steadily increase as we continue to commission and ramp operations. The results of this segment largely consist of construction, start-up, and commissioning costs recorded in selling, general, and administrative expenses, which continued to increase in the third quarter of 2025, consistent with increased headcount and start-up costs.

Other Consolidated Results

Third Quarter Consolidated Results 2025 vs. 2024

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $200.8 million during the third quarter of 2025 increased 20% from $167.7 million during the third quarter of 2024 primarily due to an increase in payroll and benefits expense and the ongoing commissioning related to the growth of the aluminum operations segment during 2025. Selling, general and administrative expenses represented 4.2% and 3.9% of net sales during the third quarters of 2025 and 2024, respectively.

Profit sharing expense during the third quarter of 2025 of $42.4 million increased 23% from $34.4 million during the same period in 2024, consistent with increased pretax earnings. This increase in profit sharing expense was the primary driver of increased operating loss for our other operations of 20% in the third quarter of 2025 compared to the same period in 2024. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the third quarter of 2025, net interest expense of $13.6 million decreased 20% from $17.1 million during the third quarter of 2024. This decrease is primarily a result of higher capitalized interest during the third quarter of 2025 compared to the same period in 2024 due to ongoing construction and expansion projects, primarily within our aluminum operations.

Other (Income) Expense, net.  Net other income was $19.7 million in the third quarter of 2025, compared to $29.7 million in the third quarter of 2024, a decrease of $10.0 million due primarily to decreased interest income due to lower invested cash balances during 2025.

Income Tax Expense. Third quarter 2025 income tax expense of $109.9 million, at an effective income tax rate of 21.4%, increased 26% compared to $87.1 million, also at an effective income tax rate of 21.4%, during the third quarter of 2024, consistent with increased pretax earnings.

First Nine Months Consolidated Results 2025 vs. 2024

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $580.7 million during the first nine months of 2025 increased 19% from $487.2 million during the first nine months of 2024 primarily due to an increase in payroll and benefits expense related to the execution of our growth strategy during 2025. Selling, general and administrative expenses represented 4.2% and 3.6% of net sales during the first nine months of 2025 and 2024, respectively.

Profit sharing expense during the first nine months of 2025 of $95.8 million decreased 34% from $145.1 million during the same period in 2024, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for our other operations of 12% in the first nine months of 2025 compared to the same period in 2024.

Interest Expense, net of Capitalized Interest. During the first nine months of 2025, interest expense of $43.1 million increased 3% from $41.8 million during the first nine months of 2024. This increase is primarily a result of higher outstanding long-term debt balances during the first nine months of 2025 compared to the same period in 2024 due to our issuance of senior unsecured notes in March 2025.

Other (Income) Expense, net.  Net other income was $59.7 million in the first nine months of 2025, compared to $75.2 million in the first nine months of 2024, a decrease of $15.5 million due primarily to the impact of decreased interest income due to lower invested cash balances in the first nine months of 2025 compared to the same period in 2024.

Income Tax Expense. First nine months 2025 income tax expense of $259.6 million, at an effective income tax rate of 22.0%, decreased 35% compared to $398.8 million, at an effective income tax rate of 22.9%, during the first nine months of 2024, consistent with decreased pretax earnings. In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included significant provisions modifying the U.S. tax framework. These legislative changes did not and are not expected to have a material impact on our third quarter and future effective tax rates, tax liabilities, and cash taxes. As required by ASC 740, Income Taxes, the estimated impact of the OBBBA has been included in our financial results in the third quarter of 2025, the period of enactment.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations, and to remain in compliance with environmental laws. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2025, is as follows (in thousands):

Cash and equivalents	$770,356
Other investments	245,569
Revolver availability	1,190,640
Total liquidity	$2,206,565

Our total outstanding debt of $3.8 billion increased $551.4 million compared to December 31, 2024, due to our issuance of senior unsecured notes in March 2025 as described in Note 3, the proceeds of which may be used for general corporate purposes, which included the repayment at maturity of our $400.0 million 2.400% notes due June 2025, and may include working capital, capital expenditures, advances for or investments in our subsidiaries, acquisitions, redemption and repayment of other outstanding indebtedness, and purchases of our common stock. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 29.7% and 26.5% at September 30, 2025, and December 31, 2024, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2025, we had $1.2 billion of availability on the Revolver, $9.4 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated Adjusted EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2025, our interest coverage ratio and debt to capitalization ratio were 13.50:1.00 and 0.30:1.00, respectively. We were in compliance with these covenants at September 30, 2025, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $1.2 billion in the first nine months of 2025 compared to $1.5 billion in the same 2024 period. Working capital increased $841.9 million, or 26%, during the first nine months of 2025 to $4.1 billion at September 30, 2025, due primarily to the issuance of our $600.0 million 5.250% notes due in May 2035 and $400.0 million 5.750% notes due in May 2055, offset by the repayment of our $400.0 million of 2.400% senior notes in June 2025, as well as a $344.8 million dollar increase in accounts receivable consistent with increased steel prices and sales volumes in the third quarter of 2025 compared to the fourth quarter of 2024.

Capital Investments. During the first nine months of 2025, we invested $759.5 million in property, plant and equipment, primarily within our aluminum operations and steel operations segments, compared with $1.4 billion invested during the same period in 2024. We are nearing completion of construction of our recycled aluminum flat rolled products mill with two new supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Related expenditures began in the third quarter of 2022 and have continued through 2025. Our liquidity of $2.2 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2025 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 9% to $0.50 per share in the first quarter of 2025 (from $0.46 per share for each quarter in 2024), resulting in declared cash dividends of $221.7 million during the first nine months of 2025, compared to $214.6 million during the same period in 2024. We paid cash dividends of $218.1 million and $212.2 million during the first nine months of 2025 and 2024, respectively. Our board of directors, along with executive management, approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years and the current year, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $660.6 million and $917.0 million of share repurchases during the first nine months of 2025 and 2024, respectively. As of September 30, 2025, we had $1.0 billion remaining available to purchase under the February 2025 share repurchase program.

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of September 30, 2025, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of September 30, 2025.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended September 30, 2025

July 1 - 31	361,680	$131.25	361,680	$1,200,856
August 1 - 31	941,719	126.38	941,719	1,083,036
September 1 - 30	321,465	136.56	321,465	1,039,579
	1,624,864		1,624,864
(1)	In February 2025, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended September 30, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

October 24, 2025

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)