Form 10-K
period 2025-12-31
STEEL DYNAMICS INC
filed 2026-02-27
CIK 1022671

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21719

Steel Dynamics, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-1929476
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7575 West Jefferson Blvd, Fort Wayne, IN	46804
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (260) 969-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock voting, $0.0025 par value	STLD	NASDAQ Global Select Market

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 30, 2025, was approximately $13.0 billion. Registrant has no non-voting shares. For purposes of this calculation, shares of common stock held by directors, officers and 5% stockholders known to the registrant have been deemed to be owned by affiliates, but this should not be construed as an admission that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of February 25, 2026, Registrant had outstanding 144,882,401 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10 through 14, of this report.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

Global and National Risks

●	domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a recession;
●	global steelmaking overcapacity and imports of steel into the United States, together with increased scrap prices;

Industry Risks

●	the cyclical nature of the metals industries and some of the industries we serve;
●	volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes and supplies, and our potential inability to pass higher costs on to our customers;
●	cost and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions;
●	increased environmental, greenhouse gas emissions and sustainability considerations from our customers and investors or related regulations;
●	compliance with and changes in environmental and remediation requirements;

Operational and Commercial Risks

●	significant price and other forms of competition from other steel and aluminum producers, scrap processors and alternative materials;
●	availability of an adequate source of supply of scrap for our metals recycling operations;
●	cybersecurity threats and risks to the security of our sensitive data and information technology;
●	the implementation of our growth strategy;
●	our ability to retain, develop and attract key personnel;
●	litigation and legal compliance;
●	unexpected equipment downtime or shutdowns;
●	difficulties in the launch or production ramp-up of new products;
●	our aluminum operations depend on a core group of significant customers;
●	governmental agencies may refuse to grant or renew some of our licenses and permits required to operate our businesses;
●	our existing debt agreements contain, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and
●	the impact of impairment charges.

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

ITEM 1.       BUSINESS

Steel Dynamics, Inc. is a leading industrial metals solutions company, with facilities located throughout the United States and Mexico. The company operates a circular manufacturing model, producing high-quality, lower-carbon-emission products with recycled scrap as the primary input. Steel Dynamics is one of the largest domestic steel producers and metals recyclers in North America based on estimated steelmaking and steel coating capacity of approximately 16 million tons and actual metals recycling volumes as of December 31, 2025, with one of the most diversified product and end market portfolios in the domestic steel industry, combined with a meaningful downstream steel fabrication platform. The company also has aluminum operations, further diversifying its product offerings to supply aluminum flat rolled products with higher recycled content to the countercyclical, sustainable beverage can industry, as well as the automotive and industrial sectors. The company’s primary sources of revenue are currently derived from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joist and deck products.

We refer to our founding principles as our six core strategic pillars. These pillars unify our teams around a common focus and provide the foundation for how we operate and grow. Our unique entrepreneurial culture and business model create operational and financial advantages and support the responsible use of resources across diverse economic environments. Innovation in all forms is essential to our success, and our teams focus on working smarter within existing operations while pursuing opportunities for continued growth. This includes developing solutions for our teammates, customers, suppliers, and other stakeholders, as well as finding ways to operate with fewer resources and less environmental impact. The consistent execution of our six strategic pillars drives our long-term success and sustainability.

~~●~~	Health & Safety – Safety is our primary focus and core value. Nothing surpasses the importance of creating and maintaining a safe work environment. Our goal is zero injuries—no accidents.
●	Entrepreneurial Culture – Fosters a team of energetic, positive, driven, innovative and diverse individuals by utilizing open communication and meaningful performance-based compensation aligned to our strategic focus.
●	Customer Commitment – We focus on being a preferred partner of our customers by providing quality products and unique supply chain solutions to meet their current and future needs.
~~●~~	Strategic Sustainable Growth – We focus on strategic growth with intentional margin expansion and consistency through-the-cycle.
●	Innovation – Through individual creativity and ingenuity, our teams drive innovation to improve safety, quality, productivity, and resource sustainability. We strive to provide unique, superior products, customer supply chain solutions, and next-generation technologies and processes.
~~●~~	Financial Strength – Through our adaptable value-added product diversification, vertically connected businesses model, highly variable operating cost structure and performance-based incentive compensation, along with our continued operating innovations and efficiency, we achieve higher utilization and lower costs, which provide strong cash flow generation through both strong and weak market cycles.

Differentiated Model - Uniquely Steel Dynamics

Competitively advantaged differentiation is central to our long-term value creation strategy. We distinguish ourselves across all aspects of our business through an overarching culture of excellence that drives how we operate, innovate, and serve our customers.

Unique Entrepreneurial Culture

Our entrepreneurial culture is the foundation of our success and is driven by our extensive, performance-based incentive compensation philosophy that spans from teammates on the plant floor to senior leadership. More than 60% of a production team member’s total potential compensation is “at risk” and tied to quality production and cost-effectiveness metrics. More than 85% of our senior leadership team’s total potential compensation is “at risk” and linked to companywide financial metrics that encourage long-term value creation, including return on equity, growth, cash generation, and return on invested capital. We believe diversity within our teams enhances broad-based thinking, innovation, and value creation. Our common goal of consistently achieving excellence in all we do is reflected in the esprit de corps that permeates our team.

Diversified, Value-Added Product Offerings and Supply-Chain Solutions

We have one of the most diversified, high-margin product portfolios in the domestic steel industry and a proven track record of profitable growth. We have driven diversification across both end markets and value-added product offerings to sustain higher volumes and profitability through varying market environments. Approximately 70% of our steel and steel fabrication sales are considered value-added.

Throughout our history and today, we have focused on providing differentiated supply-chain solutions that help our customers increase efficiency, reduce time and costs, and support decarbonization opportunities. Growing alongside our customers in this way has been instrumental in building long-lasting relationships and advancing product development.

The majority of our scrap consuming operations are located near sustainable sources of scrap metal and close to our customer base, creating freight savings on inbound scrap and outbound finished products. This proximity also allows us to provide consistent, on-time delivery with relatively short lead times, further strengthening our customer relationships.

This diversified product portfolio enables us to access a broad range of markets and serve a large customer base, while helping to mitigate exposure to any single product or end market and supporting higher through-cycle mill utilization. Our value-added product offerings also help balance our exposure to commodity grade products supplied by other manufacturers.

We will continue to seek additional opportunities, including our entry into the recycled aluminum flat rolled products market, and collaborating with our customers to anticipate their future needs by further expanding our range of products and offerings. As with all of our growth initiatives, we seek to competitively differentiate ourselves through service, product capability and quality, and integrated supply-chain solutions.

Vertically Connected Businesses and Pull-Through Volume Advantage

Our vertically connected businesses support our higher through-cycle steel production and overall profitability. Our internal manufacturing operations provide a significant competitive advantage by contributing to more stable through-cycle earnings and cash flow generation. Our steel fabrication operations and downstream processing facilities consume significant volumes of steel. During weaker steel demand environments, we can source their steel needs internally, and during stronger steel demand environments, we may also purchase steel externally. Ultimately, we optimize our companywide profitability and minimize earnings volatility. In 2025, our own steel consuming businesses purchased 1.8 million tons of steel from our steel mills, representing 13% of our total 2025 steel shipments.

A strategic and synergistic relationship exists between our electric arc furnace (EAF) steel mills and our metals recycling operations, as well as between our aluminum operations and our metals recycling operations. Our metals recycling platform is the largest supplier of recycled ferrous scrap to our steel operations and the largest supplier of recycled aluminum scrap to our aluminum operations. This circular model allows us to reduce companywide working capital, as lower scrap inventory volume is required at our steel mills and aluminum operations. We are also able to source higher-quality scrap for our steel mills and aluminum operations, increasing availability, optimizing costs, and improving quality.

Technologically Advanced, Low-Cost, Highly Efficient Operations

We have some of the most technologically advanced and environmentally responsible steel mills and aluminum operations in the world. Our steel mills generate a fraction of the greenhouse gas (GHG) emissions per ton of steel produced as compared to traditional blast furnace steel production and the average global steel industry. Our value-added product diversification, circular manufacturing model, and performance-based incentive compensation programs support our efficient, environmentally responsible, and competitively advantaged footprint. Coupled with our low, highly variable cost structure and our continued operating innovation and efficiency, we are one of the most profitable and lowest-cost domestic metals solutions companies.

Sustainability

Our commitment to all aspects of sustainability is embedded in our founding principles, which emphasizes valuing our people, our partners, our communities, and our environment. These strategic principles guide long-term value creation for all of us. We are committed to operating our business in an environmentally responsible manner and have been since our founding. Our steel mills exclusively use EAF steelmaking technology, which uses recycled ferrous scrap as the primary raw material. Our new recycled aluminum flat rolled products mill uses recycled aluminum scrap as its primary raw material and is engineered to provide an energy-efficient, lower-environmental-impact product alternative compared to average aluminum flat rolled production. These investments allow us to produce high-quality, lower-embodied-carbon steel and aluminum products for our customers and drive returns for our shareholders. Our sustainability and decarbonization strategy is an ongoing journey, and we plan to use our entrepreneurial, innovative spirit to continue to be a leader in the industry.

We have intentionally developed a circular manufacturing model. Our metals recycling platform collects and processes scrap, which is then sold to end users for reuse, including our EAF steel mills and our aluminum operations. Our steel and aluminum products are then sold to consumers that both further process and manufacture end products. We sell a meaningful amount of steel to our own manufacturing businesses that in turn sell finished products to consumers. Scrap, from the industrial manufacturing process, and from when these products ultimately reach the end of their lives, can be collected and used again in our steel and aluminum operations, creating our circular manufacturing model.

While we believe we operate some of the most efficient steel mills in the world, we recognize the need for continuous improvement. Our biocarbon production facility located in Columbus, Mississippi uses high-temperature pyrolysis to convert sustainably sourced biomass to high-purity biocarbon. We plan to use this biocarbon as a renewable replacement for anthracite in our steelmaking operations, which could result in as much as a 35% reduction in our steel mills’ Scope 1 GHG absolute emissions. The facility began operations in the second half of 2025. This investment represents a significant step toward the decarbonization of our steel mills.

Experienced Leadership Team / Fosters an Entrepreneurial Culture

Our senior leadership team is highly experienced and has a proven track record in the steel, metals recycling, and steel fabrication industries, as well as building and operating low-cost melting, casting and rolling facilities, such as our recycled aluminum flat rolled products mill. Our leadership objectives are closely aligned with our shareholder interests through meaningful stock ownership and performance-based incentive compensation programs that are tied to the company’s profitability and operational performance in relation to our steel manufacturing peers. We emphasize decentralized operational decision making and accountability, while maintaining appropriate corporate governance and risk oversight. We reward teamwork, innovation, and operating efficiency, and focus on maintaining the effectiveness of our performance-driven incentive bonus plans designed to maximize overall productivity and align the interests of our leadership and teams with our shareholders.

Name	Age	Position
Mark D. Millett	66	Co-founder, Chairman, and Chief Executive Officer
Barry T. Schneider	57	President and Chief Operating Officer
Theresa E. Wagler	55	Executive Vice President, Chief Financial Officer, and Corporate Secretary
Miguel Alvarez	58	Senior Vice President, Aluminum Group
James S. Anderson	65	Senior Vice President, Long Products Steel Group
Chris A. Graham	61	Senior Vice President, Flat Roll Steel Group
Richard A. Poinsatte	59	Senior Vice President and Treasurer
Matt Bell	49	Vice President, Metals Recycling
Chad Bickford	46	Vice President, Steel Fabrication

Mark D. Millett co-founded the Company in 1993. Mr. Millett has been our Board Chair since May 2021 and has been our Chief Executive Officer since January 2012. Prior to that, he held various positions within the Company, including President and Chief Operating Officer, Executive Vice President of Metals Recycling and Ferrous Resources, and Executive Vice President of Flat Roll Operations. Mr. Millett was responsible for the design, construction, and start-up operation of all of our steel mills, including our Butler, Indiana flat roll, melting, and casting operations. Mr. Millett earned his bachelor’s degree in metallurgy from the University of Surrey, England. Mr. Millett is a Past Chairman of the Steel Manufacturers Association (SMA). In 2019, he was the recipient of the James F. Collins Achievement in Advocacy Award by the SMA. In 2014 and 2022, Mr. Millet was named Steelmaker of the Year by the Association for Iron & Steel Technology. In 2024, he received the Willy Korf / Ken Iverson Steel Vision Award for his significant contributions to the steel industry while promoting goodwill and integrity. In 2025, Mr. Millett received Harbor Aluminum’s Gene Greenberg 2025 World’s Aluminum Executive of the Year Award, an award that honors leaders with integrity who have made significant contributions to technically improve and/or disrupt the aluminum industry for the better. Also in 2025, Mr. Millett was the recipient of the Bessemer Gold Medal, a Premier Award from the Institute of Materials, Minerals & Mining, honoring those who have contributed significantly to the steel industry.

Barry T. Schneider has been our President and Chief Operating Officer since March 2023. Mr. Schneider is responsible for the company’s steel platform, steel fabrication platform, and metals recycling platform, and oversees information technology and innovation. Prior to that, Mr. Schneider served as Senior Vice President, Flat Roll Steel Group, responsible for the company’s entire flat roll steel operations, including the company’s three flat roll steel mills and numerous flat rolled processing, coating, and distribution operations. Mr. Schneider has been with Steel Dynamics since 1995, serving in various operational and leadership roles within the company’s steel operations, including our Engineered Bar Products Division and Butler Flat Roll Division. He was also a part of the team that constructed the company’s first steel mill in Butler, Indiana. Mr. Schneider earned a bachelor's degree in mechanical engineering and a master of science in engineering management from Rose-Hulman Institute of Technology. He also received an Executive Certificate in Technology, Operations, and Value Chain Management from the MIT Sloan School of Management. In addition, Mr. Schneider is the Chairman of the Steel Manufacturers Association and served as a Past President for the Association for Iron & Steel Technology.

Theresa E. Wagler has been our Executive Vice President, Chief Financial Officer, and Corporate Secretary since May 2007. Ms. Wagler joined the Steel Dynamics corporate finance team in 1998, and has held various finance and accounting positions, including Chief Accounting Officer and Vice President – Corporate Controller. She is responsible for and oversees accounting and taxation, treasury, risk management, legal, cybersecurity, human resources, decarbonization strategy, and strategic business development functions, as well as, financial planning and analysis, investor relations, and corporate communications. Ms. Wagler also has various operational responsibilities directly overseeing several operating joint ventures. Prior to joining Steel Dynamics, Ms. Wagler was a certified public accountant with Ernst & Young LLP. Ms. Wagler graduated cum laude from Taylor University with a bachelor’s degree in accounting and systems analysis. In addition, she serves as a director, member of the audit committee, and a member of the environmental sustainability and community committee of CF Industries Holdings, Inc., a public company, and also serves as a trustee for Trine University and a director for the Metals Service Center Institute.

Miguel Alvarez was appointed Senior Vice President, Aluminum Group in October 2025. Mr. Alvarez is responsible for new strategic aluminum investments, as well as an ancillary recycled aluminum deox-rod facility. Beginning in

March 2022, Mr. Alvarez served as Senior Vice President, Metals Recycling and was responsible for leading Omni’s ferrous and nonferrous metals recycling operations, including marketing, trading, and logistics activities. Mr. Alvarez joined the company in 2019 as Senior Vice President, Southwest United States and Mexico and was responsible for the comprehensive business development and partnerships in the regions, encompassing both steel and recycled metals. Prior to joining Steel Dynamics, Mr. Alvarez served in leadership positions at BlueScope; this included leading BlueScope’s North American metal buildings business with manufacturing facilities in the United States and Mexico and being responsible for BlueScope’s only North American electric arc furnace flat roll steel mill as President of North Star BlueScope Steel. Mr. Alvarez earned a bachelor’s degree in industrial engineering and an MBA from Tecnológico de Monterrey, México.

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

Christopher A. Graham has been our Senior Vice President, Flat Roll Steel Group since October 2023. Mr. Graham is responsible for the company’s entire flat roll steel operations, including three flat roll steel mills and numerous flat roll steel processing, coating, and distribution operations. Prior to that, Mr. Graham served as our Senior Vice President, Long Products Steel Group. In this role, Mr. Graham was responsible for the company’s four long product steel mills, along with a downstream finishing operation and the company’s copper rod manufacturing facility. Prior to that, Mr. Graham served as Senior Vice President, Downstream Manufacturing and President of New Millennium Building Systems, responsible for the company’s steel fabrication and downstream manufacturing operations. Mr. Graham has been with Steel Dynamics since 1994, holding various operational and leadership roles within both steel fabrication and steel operations, and was part of the team that constructed the company’s first steel mill in Butler, Indiana in 1994. Mr. Graham earned a bachelor's degree in business management from Western Governors University and an MBA from the University of Saint Francis. In addition, Mr. Graham completed the Harvard Advanced Management Program in 2017.

Richard A. Poinsatte was appointed Senior Vice President in October 2023 as Treasurer and is responsible for the areas of treasury, legal, business development, cybersecurity, and risk. Mr. Poinsatte joined Steel Dynamics in 2000, as the Chief Financial Officer of one of the company’s joint venture businesses, which is now part of the steel fabrication platform. During his time with Steel Dynamics, he has held positions of increasing responsibility, including the operating position of General Manager of the company’s Florida steel fabrication plant. Since 2008, he has served as Vice President and Treasurer and has been responsible for the company’s treasury, risk, and legal applications. Mr. Poinsatte earned a Bachelor of Business Administration with a concentration in accounting from the University of Notre Dame, and he is a certified public accountant. In addition, Mr. Poinsatte serves as the Chairman of the Board of Trustees for the University of Saint Francis.

Matt Bell was appointed Vice President, Metals Recycling in November 2025. Mr. Bell is responsible for Omni’s ferrous and nonferrous metals recycling operations, including marketing, trading and logistics activities. Beginning in 2023, Mr. Bell served as Vice President of Commercial for Omni, responsible for developing and implementing its ferrous purchasing and sales growth strategies, including optimizing the scrap supply for the company’s steel operations. Since joining the company in 2016, Mr. Bell has held increasingly impactful leadership roles within the metals recycling platform in operations, commercial, and marketing responsibilities, including Southwest Commercial Manager from 2020 to 2022 and Ferrous Trading Manager until 2023. Prior to joining the company, he held various leadership positions in the metals recycling industry. Matt is an alumnus of the Executive Education Program at the University of Texas McCombs School of Business as well as the Emerging Leaders Program at Northwestern University’s Kellogg School of Management.

Chad Bickford has been our Vice President, Steel Fabrication since May 2024. Mr. Bickford is responsible for the company’s steel fabrication operations, New Millennium Building Systems, comprised of seven steel joist and deck manufacturing facilities located throughout the United States and Mexico. Beginning in 2023, Mr. Bickford served as General Manager for the company’s Butler Flat Roll Division and prior to that he served as General Manager for the company’s Engineered Bar Products Division. Mr. Bickford has been with Steel Dynamics since 2003, holding various operational and leadership roles with increasing responsibility in both steel and steel fabrication operations, including General Manager of the Virginia steel fabrication facility. Mr. Bickford earned a bachelor’s degree in civil engineering from Ohio University.

Human Capital / Valuing People

We value the dedicated people whose passion, innovation, and spirit of excellence have helped successfully grow our company and serve our customers. Our culture of trust is fostered through individual empowerment and accountability that drives decision making throughout our organization. We empower our teams by setting clear performance goals, aligning their interests with the company’s long-term strategy, and providing the right tools and resources needed to succeed. Our performance-based incentive compensation programs align with our strategic long-term growth objectives and the interests of our customers, communities, and shareholders. We believe trust is reinforced through effective communication and transparency, and we are confident our teams will do what is right. The Steel Dynamics team consisted of approximately 14,400 full-time team members at December 31, 2025.

Health and Safety

Valuing people includes providing a healthy and safe work environment and fostering a culture of safety that extends beyond the workplace, into our homes and communities. Safety is, and always will be, our primary focus and core value. Our goal is for every individual to arrive at the workplace safely and return home safely each day. Achieving this requires commitment from leadership and team members at every level to take ownership and responsibility for their safety and the safety of others. Under no circumstance does the pursuit of maximized production or earnings override the importance of individual safety.

Safety is our first core strategic pillar and the foundation of our decision making. Safety is always at the forefront and is discussed regularly across the company, whether led by a plant-floor team member, supervisor, or manager. Our leadership team is engaged and continuously evaluates opportunities for improvement. We believe that engaging every individual will lead to zero injuries and we are committed to achieving world-class safety performance across our operations. This commitment is foundational and integral to our culture and how we operate.

Our total recordable injury rate compared to industry benchmarks and lost time injury rates for 2025 are as follows:

1 Total Recordable Injury Rate is defined as OSHA recordable incidents x 200,000 / hours worked. Lost Time Injury Rate is defined as OSHA days away from work cases x 200,000 / hours worked.

2 Source: 2024 U.S. DOL Bureau of Labor Statistics released in 2026.

Compensation Structure

We believe in empowering our teams and rewarding them for their achievements through a four-tiered, performance-based compensation framework. The components of our compensation programs are designed to balance high-return growth, disciplined capital investment, low-cost operations, and effective risk mitigation. By rewarding our teams based on their performance at the individual, team, company, and shareholder levels, we believe our compensation structure achieves strong alignment with the interests of our external constituents.

This alignment is achieved through the following methods:

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

Our team-based culture and competitive pay structure support continued high retention. In 2025, our companywide team retention was approximately 83%, with U.S.-based teams retention of 89%. Our compensation framework helps ensure that we remain strong with best-in-class performance and retain top talent even in economic downturns. We all share in the company’s successes, as well as the challenges.

Talent Development and Educational Opportunities

Our people are the foundation of our six strategic pillars, and their continued education and talent development are essential to our success. Our educational assistance and development programs support personal growth by helping individuals remain current in their areas of responsibility while developing new skills for advancement. Senior leadership plays a key role in our development programs, reinforcing our culture and connecting it to proven leadership principles.

As we continue to grow, building internal talent, retaining team members with relevant industry and technical experience, and creating advancement opportunities within our organization remain among our most important priorities and are critical to our long-term success.

Workplace Philosophy

Our people are the foundation of our success and are our most important resource. Our culture is built on safeguarding all individuals and ensures everyone is treated fairly, with dignity and respect. We provide equal employment opportunity, and all employment-related decisions are based on merit, qualifications, and ability. We do not tolerate harassment or disrespect of any kind.

We respect human rights by providing safe work environments, providing fair compensation based on job responsibilities and performance, and ensuring all team members meet minimum age and eligibility requirements for employment. Our leadership receives recurring training on these critical topics.

We recognize the value of having a business that reflects a variety of backgrounds and experiences. We work together as a unified team while respecting each other as individuals. Our team-based compensation structure reinforces this philosophy. We strive to foster a welcoming and open environment in which the best ideas are heard and valued, regardless of position or individual. We believe these principles will continue to drive our success. Our team member population is representative of our industry and the communities where we live and work.

Segments

Refer to Notes 1 and 12 in the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K for additional segment information.

Steel Operations Segment

Our steel operations consist of electric arc furnace steel mills that produce steel from ferrous scrap and scrap substitutes, using continuous casting and automated rolling mills, along with numerous steel coating, processing, and warehouse operations. Our steel operations sell directly to end users, steel processors, steel fabricators, and service centers. These products are used across a broad range of end markets, including construction, automotive, manufacturing, transportation, heavy and agricultural equipment, energy, and pipe and tube markets, including oil country tubular goods (“OCTG”).

Our steel operations accounted for 72%, 69%, and 67% of our consolidated net sales during 2025, 2024, and 2023, respectively. We are predominantly a domestic steel company. Export sales represented approximately 4%, 6%, and 8% of our steel segment net sales during 2025, 2024, and 2023, respectively.

Our steel operations consist primarily of steelmaking and a broad range of coating operations. In 2025, we had approximately 9.4 million tons of annual flat roll steel production capacity. We also had 2.0 million tons of flat roll steel processing capacity through The Techs and our Heartland Flat Roll Division. Through United Steel Supply (“USS”) and New Process Steel, L.P. (“NPS”) (acquired December 1, 2025), we also have distribution and processing of metallic coated and pre-painted products. In addition, we had annual flat roll galvanizing capability of 5.5 million tons and painting capability of 2.0 million tons. Our long products divisions had approximately 4.6 million tons of annual steel production capacity.

Capacities represent maximum estimated manufacturing capabilities based on steel mill configuration and related team member support and do not reflect expected production volumes in any given year. Estimates of steel mill capacity are also highly dependent on product mix. Each of our steel mills is capable of producing a wide range of products and sizes; accordingly, capacity estimates assume a typical product mix.

The following chart summarizes our steel operations primary products and the estimated percentage of tons sold by end market:

Steel Operations Products and Tons Sold by End Market		Construction - Metal Building	Construction - Light Commercial & Residential	Construction - Heavy	Construction - Appliance & HVAC	Automotive	Heavy Equipment	Other Transportation, Including Rail	Agriculture	Energy	Pipe & Tube	Other Manufacturing
Steel Operations Tons Sold by End Market (based on 2025 tons shipped)		13%	18%	15%	5%	9%	2%	5%	2%	7%	4%	20%
		51%										
Divisions and Products												
Sheet Steel Products:												
Butler, Columbus, and Sinton Flat Roll Divisions		•	•	•	•	•	•	•	•	•	•	•
Hot Roll (HR)	HR, and pickled and oiled HR sheet steel											
Cold Roll (CR)	CR sheet steel											
Metallic Coated	HR and CR galvanized, HR galvannealed,											
Painted	CR galvannealed, and Galvalume® sheet steel											
Tru-Steel HD	Pre-painted sheet steel											
The Techs - Processing		•	•	•	•	•			•	•		•
Metallic Coated	HR and CR galvanized and Galfan® sheet steel											
Heartland Flat Roll Division - Processing		•	•		•	•			•	•	•	•
Hot Roll and Cold Roll	HR pickled and oiled, and CR sheet steel											
Metallic Coated	CR galvanized sheet steel											
Painted												
United Steel Supply and New Process Steel - Distribution & Processing		•	•		•					•		•
Metallic Coated	HR and CR galvanized, and Galvalume® sheet steel											
Painted and Pre-painted sheet steel												
Processing	Slitting, cut-to-length, stamping											
Long Products:												
Structural and Rail Division			•	•				•				•
Structural Steel Beams	Wide flange, American Standard Beams, H Piling, and manufactured housing beams											
Rail	Standard strength carbon, intermediate alloy hardness, and premium grade											
Structural Shapes	Channels, angles and flat bars											
	Reinforcing bar and smooth rounds: cut-to-length and coiled											
Engineered Bar Products Division			•			•		•	•	•	•	•
Special-Bar-Quality Merchant-Bar-Quality	Round-cornered squares Round bars Bar finishing											
Vulcan Threaded Products			•							•		•
Processing	Threaded rod Bar finishing Cold drawn and heat treated bar											
Roanoke Bar Division			•					•				•
Merchant Steel Light Structural Shapes	Channels, angles, and flat bars Rounds Reinforcing Bar											
Steel of West Virginia							•	•		•		•
Wide Flange Beams Standard Beams Channels Specialty Steel Sections Flats	Fabrication and finishing Cut-to-length Galvanizing and coating Punching

SHEET STEEL PRODUCTS

Our sheet steel products, consisting of hot rolled, cold rolled and coated steel products are produced by our Butler, Columbus, and Sinton Flat Roll Divisions, and our numerous downstream coating lines, including The Techs and the Heartland Flat Roll Division. Distribution and steel processing is provided through USS and NPS. Our sheet steel operations represented 64%, 72%, and 68% of steel operations net sales in 2025, 2024, and 2023, respectively. We produced 10.0 million tons of sheet steel at these facilities in 2025, 9.5 million tons in 2024, and 9.2 million tons in 2023.

We shipped the following volumes of sheet steel products (net tons):

	2025	2024	2023
Butler, Columbus, and Sinton	8,115,111	7,702,731	7,459,023
Flat Roll divisions
Steel Processing divisions	2,071,765	1,779,429	1,731,911

The following chart summarizes sheet steel product sales by product type, based on sales dollars, during the respective years. Cold rolled and coated products are considered value-added products:

Customers. Steel processors and service centers typically act as intermediaries between primary sheet steel producers and end-user manufacturers that require additional processing of hot-rolled coils. Processing performed by these intermediaries includes pickling, galvanizing, cutting to length, slitting, leveling, blanking, shape correcting, edge rolling, shearing, and stamping. We believe steel processors and service centers will continue to be an integral part of our customer base.

Our Columbus and Sinton Flat Roll Divisions enable us to capitalize on industrial markets in the Southern United States and Mexico and to further expand our customer base for painted products, line pipe, and other pipe applications. Galvanized flat rolled products produced by our Butler, Columbus, and Sinton Flat Roll Divisions are similar and are sold to a generally similar customer base.

The Techs and the Heartland Flat Roll Division specialize in the galvanizing and painting of specific types of flat rolled steel, primarily for non-automotive applications, serving customers in the heating, ventilation, and air conditioning (“HVAC”), construction, agriculture, and consumer goods markets.

USS and NPS provide complementary distribution channels for metallic-coated and pre-painted flat rolled steel coils and steel processing capabilities, including slitting, blanking, cutting to length, stamping and fabrication services. USS primarily serves roll-former customers in the roofing and siding industry, while also expanding our reach to customers that have not historically purchased steel directly from a primary steel producer. NPS serves a wide range of customers, including those in agriculture, appliance, automotive, and construction industries, as well as other markets.

Our sheet steel operations also provide a substantial portion (62% in 2025) of the sheet steel utilized in our steel fabrication operations.

The following chart summarizes the types of end customers who purchased our sheet steel products, by sales dollars, during the respective years:

LONG PRODUCTS

Our long steel products consist of a broad range of differentiated products produced by our four mills, as well as Vulcan Threaded Products, Inc. (“Vulcan”), a downstream finishing operation.

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

We shipped the following long products volumes at each of these facilities (net tons):

	2025	2024	2023
Structural and Rail Division	1,842,616	1,625,913	1,851,349
Rail shipments (included above)	257,547	254,203	319,241
Engineered Bar Products Division	730,691	714,509	836,179
Roanoke Bar Division	593,290	516,258	564,776
Steel of West Virginia	395,328	321,647	378,515

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

Metals Recycling Operations Segment

Metals Recycling operations include both ferrous and nonferrous scrap metal processing, transportation, marketing, brokerage, and scrap management services, strategically located in close proximity to our steel mills and our aluminum operations and other end-user scrap consumers, throughout North America. Our metals recycling operations accounted for 11% of our consolidated net sales during 2025, 2024 and 2023. Export sales represented 14%, 17%, and 19% of metals recycling segment net sales during 2025, 2024, and 2023, respectively.

We shipped the following from our metals recycling operations:

	2025	2024	2023
Ferrous metal total (gross tons)	6,160,797	5,850,544	5,792,484
Shipments to our steel mills	4,013,035	3,656,034	3,593,328
Percent of total to our steel mills	65%	62%	62%

Nonferrous metals (thousands of pounds)	916,502	965,491	970,445

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

We purchase processed and unprocessed ferrous and nonferrous scrap metals in a variety of forms for our metals recycling facilities.

Ferrous scrap comes from two primary sources:

●	Manufacturing industrial facilities, metal fabrication plants, and machine shops, which generate ferrous scrap referred to as prompt or industrial scrap, and
●	Scrap dealers, retail individuals, auto wreckers, demolition firms and others who provide steel and iron scrap, referred to as obsolete scrap. Obsolete scrap includes scrap recycled from end-of-life items, such as automobiles, appliances, and machinery.

Nonferrous scrap comes from three primary sources:

●	Manufacturers and other nonferrous scrap sources, which generate or sell scrap aluminum, copper, stainless steel, and other nonferrous metals,
●	Producers of items such as electric wire, telecommunication service providers, aerospace, defense, and recycling companies that generate nonferrous scrap consisting primarily of aluminum used beverage cans, copper wire, and various other metals and alloys, and
●	Retail transactions conducted with the general public who sell material directly to our facilities, collected from a variety of sources and other independent scrap dealers.

We do not purchase a significant amount of scrap metal from a single source or from a limited number of major sources. Market demand and the composition, quality, size, weight, and location of the materials are the primary factors that determine prices.

Products. Our metals recycling operations primarily involve the purchase, processing, and resale of ferrous and nonferrous scrap metals into reusable forms and grades. We process an array of ferrous products through a variety of methods, including sorting, shredding, shearing, cutting, baling, and breaking. Our major ferrous products include heavy melting steel, busheling, bundled scrap, shredded scrap, and other scrap metal products, such as steel turnings and cast iron. These products vary in properties or attributes related to cleanness, size of individual pieces, and residual alloys. The necessary characteristics of the ferrous products are determined by the specific needs and requirements of the consumer and affect the individual product’s relative value. We process numerous grades of nonferrous products, including aluminum, brass, copper, stainless steel, and other nonferrous metals. Additionally, we provide transportation logistics (truck, rail, and river barge), marketing, brokerage, and scrap management services, providing competitive price and cost advantages to our suppliers and customers. We design, install, and manage customized scrap management programs for industrial manufacturing companies.

Customers. We sell various grades of processed ferrous scrap to end-users, such as EAF steel mills, integrated steelmakers, foundries, secondary smelters, and metal brokers, who aggregate materials for other large users. Ferrous scrap metal is the primary raw material for EAFs, including our steel mills. Most of our ferrous scrap customers purchase processed scrap through negotiated spot sales contracts which establish a quantity purchase for the month. The price we charge for ferrous scrap depends upon market demand, composition, size, weight, and transportation costs, as well as the quality and grade of the scrap. We sell various grades of processed nonferrous scrap to end-users such as aluminum sheet and manufacturers (including our aluminum operations), ingot manufacturers, brass and bronze ingot makers, copper refineries, smelters, specialty steelmakers, alloy manufacturers, wire and cable producers, and utilities. The price we charge for nonferrous scrap also depends upon market demand and pricing, transportation costs, as well as the quality and grade of the scrap.

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

Steel Fabrication Operations Segment

Our steel fabrication operations consist of seven strategically located New Millennium Building Systems plants that serve the non-residential construction industry throughout the United States. These facilities provide a national operating footprint that enables us to reach the entire domestic market, including large retail chains, e-commerce distribution facilities, data centers, manufacturing facilities, and schools.

Steel fabrication operations accounted for 8%, 10%, and 15% of consolidated net sales during 2025, 2024, and 2023, respectively. We sold approximately 561,000, 607,000, and 663,000 tons of joist and deck products during 2025, 2024, and 2023, respectively.

Products. Our steel fabrication operations manufacture non-residential building components, including steel joists, joist girders, and steel deck systems. Our joist products include standard joists and girders, as well as specialty configurations including bowstring, arched, scissor, double-pitched, and single-pitched joists. Our deck products include roof deck, form deck, cellular deck, composite floor deck, specialty architectural deck, floor systems, and bridge deck.

Customers and Markets. Our steel fabrication operations primarily serve non-residential steel fabricators, metal building companies, general construction contractors, developers, property owners, brokers, and governmental entities. Our customers are located throughout the United States. We maintain approximately one-third of the total domestic steel joist and deck market for bookings, representing approximately 2.1 million tons, 1.7 million tons, and 1.8 million tons during 2025, 2024, and 2023, respectively.

Competition. We compete with other North American joist and steel deck producers primarily on the basis of price, quality, customer service, and proximity to customers. Our national footprint enables us to efficiently service the entire domestic non-residential construction market, which is particularly valuable for serving national accounts such as large retail chains, distribution warehouse facilities, and data center developers.

Aluminum Operations Segment

Our aluminum operations consist of a 650,000-metric-ton recycled aluminum flat rolled products mill in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in the Southwest U.S.; and an ancillary recycled aluminum deox-rod facility. The flat rolled products mill produces flat rolled aluminum coil products from aluminum scrap and is a complementary extension of our metals recycling platform. Our product offerings will be supported by various value-added finishing lines that are being commissioned, including two CASH (Continuous Annealing Solutions Heat Treating) lines, a can end and tab coating line, and downstream processing and packaging lines.

The results of our aluminum operations for 2025, 2024, and 2023 largely consisted of sales from the ancillary recycled aluminum deox-rod facility, as well as construction, start-up, and commissioning costs associated with the recycled aluminum flat rolled products mill and satellite recycled aluminum slab centers. During the second half of 2025, the recycled aluminum flat rolled products mill produced finished products for the industrial and beverage can markets and achieved product certifications across multiple customers. In addition, the mill also successfully produced and qualified aluminum hot rolled coils for automotive applications. Aluminum operations accounted for 2% of our consolidated net sales in 2025, and 1%, in each of 2024 and 2023.

Products. Our aluminum operations provide flat rolled products with high recycled content to the countercyclical, sustainable beverage can industry, as well as the automotive and industrial sectors. Once the recycled aluminum flat rolled products mill reaches full production, we anticipate our aluminum operations product mix will consist of approximately 45% can sheet, 35% automotive, and 20% common alloy and industrial applications.

Customers and Markets. We have intentionally aligned the growth of our aluminum operations to serve a significant number of our existing carbon flat roll steel customers who also consume, or process, aluminum flat rolled products for automotive, appliance, construction, and other applications. We are further diversifying our end markets by supplying aluminum flat rolled products to the sustainable beverage can industry. We have developed our real estate to allow customers to co-locate on-site, with one customer already in the construction process and others expected to co-locate at the rolling mill site in Columbus, enhancing cost efficiencies and reducing emissions across the supply chain.

Competition. We compete with other North American aluminum flat rolled products producers primarily on the basis of price, quality, customer service, and proximity to the customer. We also face potential competition from other producers of aluminum products in attempting to secure aluminum scrap supply through direct purchasing from our scrap suppliers.

Other Information

Sources, Availability, and Cost of Steel and Other Operations’ Raw Materials

Ferrous Scrap Metals. The principal raw material of our EAF steel operations is recycled ferrous scrap derived from, among other sources, "home scrap,” generated internally at our steel mills themselves; industrial scrap, generated as a by-product of manufacturing; obsolete scrap, recycled from end-of-life automobiles, appliances, and machinery; and demolition scrap, recycled from obsolete structures, containers, and machines.

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

Iron Units. In addition to scrap, pig iron, DRI, HBI, and internally sourced liquid pig iron are used in our EAF steel mill production. During 2025, 2024, and 2023 we consumed 13.0 million tons of metallic materials in our steelmaking furnaces, of which iron units other than scrap represented approximately 13% of the tons in 2025, and 15% of the tons in 2024 and 2023.

Aluminum Scrap Metals. The principal raw materials of our aluminum operations are raw aluminum (P1020) and recycled aluminum scrap derived from, among other sources, “home scrap,” generated internally at our rolling mill; industrial scrap, generated as a by-product of manufacturing, recycled from automotive and food beverage container manufacturers; and recycled materials from end-of-life trucks and automobiles, industrial products, and used food and beverage containers (“UBCs”). Recycled aluminum content varies by product, alloy, and end customer application. Food and beverage products typically achieve 85% or better recycled content, and industrial and automotive products’ recycled content is typically 65%. Depending upon the scrap substitute material that may be available from time to time, and the relative cost of such material, the percentage of scrap used in our aluminum operations could be increased or reduced in our metallic melt mix.

Many variables can impact ferrous and nonferrous scrap prices, all of which reflect the pushes and pulls of the supply-demand equation. These factors include the level of domestic production (high quality, low-residual scrap is a by-product of manufacturing activity), the level of exports of scrap from the United States, and the amount of obsolete scrap recycled. In addition, historical domestic ferrous scrap prices typically have a strong correlation and spread to global pig iron pricing. Generally, as domestic steel production increases, so does ferrous scrap demand and resulting scrap prices. The reverse is also normally, but not always, true with scrap prices following steel prices downward when supply exceeds demand. When scrap prices greatly accelerate, this can challenge one of the principal elements of an EAF based steel mill’s traditional lower cost structure—the cost of its metallic raw material.

Energy Resources

Electricity. Electricity is a significant input required in our EAF steel operations, representing approximately 4% of steel production costs of goods sold in 2025, 2024, and 2023. We have entered into fixed price electricity contracts for the Butler Flat Roll Division, Columbus Flat Roll Division, Roanoke Bar Division and Steel of West Virginia, while our Structural and Rail Division and Engineered Bar Products Division have a combination of fixed pricing and market pricing for the various components of the electrical services (demand charge, energy charge, riders, etc.). Our Sinton Flat Roll Division purchases electricity at current market prices.

Research and Development

Our research and development activities have consisted of efforts to expand, develop, and improve our products and operating processes, including those at our recycled aluminum flat rolled products mill and Sinton Flat Roll Division, as well as our efforts to develop and improve renewable product alternatives, such as our biocarbon production facility. Most of these research and development efforts have been conducted in-house by our team members.

Environmental Matters

Our operations are subject to substantial and evolving environmental, health and safety laws and regulations concerning, among other things, emissions to the air, discharges to surface and ground water and to sewer systems, use of water, and the generation, handling, storage, transportation, treatment and disposal of solid and hazardous wastes and secondary materials. Our operations are dependent upon permits regulating discharges into the environment or the use and handling of raw materials or by-products in order to operate our facilities. We dedicate considerable resources aimed at achieving compliance with applicable laws concerning the environment. While we do not currently believe that our future compliance efforts with such provisions will have a material adverse effect on our results of operations, cash flows, or financial condition, this is subject to change in the ever-evolving regulatory environment in which we operate.

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

Pursuant to the Resource Conservation and Recovery Act (RCRA), which governs the handling, recycling and disposal of solid and hazardous wastes and hazardous secondary materials, the United States Environmental Protection Agency (United States EPA) and authorized state or local environmental agencies may conduct inspections to identify alleged violations or areas where there may have been releases of solid or hazardous constituents into the environment and require the facilities to pay penalties and/or take corrective action to address any such releases. RCRA also allows citizens in certain situations to bring claims against facilities for potential damages and cleanup. Many states have statutes and regulatory authorities similar to RCRA that can also apply. Many of our facilities generate wastes and secondary materials subject to these requirements. Some of these materials, for example EAF dust, may be categorized as hazardous waste, requiring special handling for disposal or for the recovery of metallics. While we cannot predict the future actions of the regulators or other interested parties, the potential exists for required corrective action, the costs of which could be substantial.

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

The Clean Air Act and analogous state and local laws require many of our facilities to obtain and maintain air permits in order to operate. Air permits can impose new or expanded obligations to limit or prevent current or future emissions and to add costly pollution monitoring and control equipment. Claims for alleged violations can be brought by the United States EPA, state agencies, and in certain instances local governments and private parties, and can result in penalties and injunctive relief.

In addition, there are a number of other environmental, health and safety laws and regulations that apply to our facilities and may affect our operations. By way of example and not of limitation, certain portions of the federal Toxic Substances Control Act, Oil Pollution Act, Safe Drinking Water Act, and Emergency Planning and Community Right-to-Know Act, as well as state and local laws and regulations implemented by the regulatory agencies, apply to aspects of our facilities’ operations. Some jurisdictions also have regulations governing the appropriation and use of water and other raw materials. Our operations in Mexico are similarly subject to environmental requirements applicable to those operations. In some instances, we may also be subject to other foreign governments’ regulations and international treaties and laws. Many of these laws allow both the governments and citizens in certain situations to bring claims against facilities for alleged environmental violations. Finally, our operations could in certain situations be subject to toxic tort claims brought by third parties alleging causes of action such as nuisance, negligence, trespass, infliction of emotional distress, or other claims alleging personal injury, property damage, or other harms.

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

Global and National Risks Related to our Business

Our industries, as well as the industries of many of our customers and suppliers upon whom we are dependent, are affected by domestic and global economic factors including periods of slower than anticipated economic growth and the risk of a recession.

Our financial results are substantially dependent not only upon overall economic conditions in the United States and globally, including North America, Europe and in Asia, but also as they may affect one or more of the industries upon which we depend for the sale of our products. Global or domestic actions or conditions, including political actions, proposed or actual trade policies or restrictions, including tariffs or quotas, proposed or actual changes in tax laws, including the imposition of new tax laws or sunset of certain tax laws, proposed or actual regulation, including those related to the environment, interest rates, terrorism, acts of war or hostility, natural disasters, or pandemics, epidemics, widespread illness or other health issues, could result in changing economic conditions in the United States and globally, disruptions to or slowdowns in our business, our supply chain, or our global or domestic industries, or those of our customers or suppliers upon whom we are dependent. Additionally, periods of slower than anticipated economic growth could reduce customer confidence and adversely affect demand for our products and further adversely affect our business, results of operations, financial condition and cash flows. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during periods of economic downturn or continued uncertainty.

Our business is also dependent upon certain industries, such as construction, automotive, manufacturing, transportation, heavy and agricultural equipment, energy, food packaging, beverage can and pipe and tube (including OCTG) markets, and many of these industries are also cyclical in nature and may experience supply chain disruptions. Therefore, these industries may experience their own fluctuations in demand for our products based on such things as economic conditions, interest rates, supply chain disruptions, raw material and energy costs, consumer demand, the rate of inflation and infrastructure funding decisions by governments. Many of these factors are beyond our control. As a result of volatility in our industries or in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. A downturn in our industries or the industries we serve may adversely affect our business, results of operations, financial condition and cash flows.

A prospective decline in consumer and business confidence and spending, which is often coupled with reductions in the availability of credit or increased cost of credit and interest rates, as well as volatility in the capital and credit markets, may adversely affect the business and economic environment in which we operate and the profitability of our business. We are also exposed to risks associated with the creditworthiness of our customers and suppliers, which during times of high interest rates can be intensified. If the availability of credit to fund or support the continuation and expansion of our customers’ business operations is curtailed or if the cost of that credit is high, the resulting inability of our customers or of their customers to either access credit or absorb the cost of that credit may adversely affect our business by reducing our sales or by increasing our exposure to losses from uncollectible customer accounts. A disruption of the credit markets could also result in financial instability for some of our customers and suppliers. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays or interruptions of the supply of raw materials we purchase, and bankruptcy of customers, suppliers or other creditors. Any of these events may adversely affect our business, results of operations, financial condition and cash flows.

Global steelmaking overcapacity and imports of steel into the United States may adversely affect United States steel prices, which, together with increased scrap prices, may adversely affect our business, results of operations, financial condition and cash flows.

Global steelmaking capacity currently exceeds global consumption of steel products, which adversely affects United States and global steel prices. Such excess capacity sometimes results in steel manufacturers in certain countries exporting steel and steel products, at prices that are lower than prevailing domestic prices, and sometimes at or below their cost of production. Excessive imports of steel and steel products, into the United States, may exert downward pressure on United States steel and steel products prices, which adversely affects our business, results of operations, financial condition and cash flows. Fluctuations in the value of the dollar can also affect imports, as a strong United States dollar makes imported products less expensive, potentially resulting in more imports of steel and steel products into the United States by our foreign competitors. Furthermore, the introduction of additional domestic steel capacity could increase this global overcapacity. This, in turn, has led to and may further lead to increased domestic demand for ferrous scrap resulting in increased scrap prices. Our steel operations financial condition, results of operations, and cash flows are driven primarily from the metal spread achieved from the price we sell steel and steel products compared to the price of our metallic raw materials, including scrap. During prolonged periods of steel and steel products overcapacity, leading to lower selling prices, combined with high demand for scrap and raw materials, leading to higher buying prices, our metal spreads could be compressed, which may adversely affect our business, results of operations, financial condition and cash flows.

United States steel producers compete with many foreign producers, including those in China, Vietnam and other Asian and European countries. Competition from foreign producers is typically strong and is periodically exacerbated by weakening of the economies of certain foreign steelmaking countries, at times leading to imports of steel involving dumping and subsidy abuses by foreign steel producers. Some foreign steel producers are owned, controlled or subsidized by foreign governments. As a result, decisions by these producers with respect to their production, sales and pricing are sometimes influenced to a greater degree by political and economic policy considerations than by prevailing market conditions, realities of the marketplace or consideration of profit or loss. A higher volume of steel imports into the United States tends to occur at depressed prices when foreign steelmaking countries experience periods of economic difficulty, decreased demand for steel products or excess capacity. The global steelmaking overcapacity is exacerbated by Chinese steel production capacity that far exceeds that country’s demand and has made China a major global exporter of steel, resulting in weakened global steel pricing than otherwise would be expected. While measures to curb unfair trade such as tariffs, duties or quotas, along with trade agreements with other countries, have decreased the volume of steel and steel products imports, domestic steel and steel products prices can be negatively impacted by excessive imports of steel and steel products. Should current or new tariffs, duties or quotas expire or be relaxed, repealed or circumvented by importers of steel and steel products, or should trade agreements be renegotiated, downward pressure may be exerted on United States steel and steel products prices, which may adversely affect our steel business, results of operations, financial condition and cash flows.

Industry Risks Related to our Business

Our level of production and our sales and earnings are subject to significant fluctuations as a result of the cyclical nature of the metals industries and some of the other industries we serve.

The steel and aluminum manufacturing business is cyclical in nature, and the selling price of the products we make may fluctuate significantly due to many factors beyond our control. Furthermore, a number of our products are commodities, subject to their own cyclical fluctuations in supply and demand in both metal consuming and metal generating industries, including the construction and manufacturing industries. The timing, magnitude and duration of these cycles and the resulting price fluctuations are difficult to predict. The sale of our manufactured steel and aluminum products is directly affected by demand for our products in other cyclical industries, such as construction, automotive, manufacturing, transportation, heavy and agricultural equipment, energy, food packaging, beverage can and pipe and tube (including OCTG) markets. Economic difficulties, stagnant or slow global economies, supply and demand imbalances, supply chain disruptions, periods of heightened inflation or high interest rates, and currency fluctuations in the United States or globally may decrease the demand for our products or increase the amount of imports of steel or aluminum into the United States, which may decrease our sales, margins and profitability.

Volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes and supplies, and our potential inability to pass higher costs on to our customers, may constrain operating levels and reduce profit margins.

Steel and aluminum producers require large amounts of raw materials, including ferrous and aluminum scrap metal and scrap substitute products such as pig iron and pelletized iron, and other supplies such as zinc, graphite electrodes and ferroalloys. The principal raw materials of our EAF steel operations and aluminum operations are recycled scrap derived from, among other sources, “home scrap,” generated internally at steel and aluminum mills themselves; industrial scrap, generated as a by-product of manufacturing; obsolete scrap, recycled from end-of-life automobiles, appliances, machinery, food packaging and used beverage cans; and demolition scrap, recycled from obsolete structures, containers and machines. The prices for scrap are subject to market forces largely beyond our control, including demand by United States and foreign steel and aluminum producers, freight costs and speculation. The scrap metal recycling industry has historically been, and is expected to remain, highly cyclical and the prices for scrap have varied significantly in the past, may vary significantly in the future and do not necessarily fluctuate in tandem with the price of steel and aluminum. Moreover, some of our integrated steel producer competitors are not as dependent as we are on ferrous scrap as a part of their raw material melt mix, which, during periods of high scrap costs relative to the cost of blast furnace iron used by the integrated producers, give them a raw material cost advantage over EAF mills. However, given environmental considerations of investors, customers and regulators, additional EAF mills may be constructed, or companies currently operating blast furnace mills may invest in EAF mills, leading to increased demand in ferrous scrap possibly resulting in higher ferrous scrap prices. Additionally, the construction of any new aluminum flat rolled products mills may also lead to increased demand in aluminum scrap possibly resulting in higher aluminum scrap prices. While our vertical integration with our metals recycling business and liquid pig-iron operations are expected to enable us to continue being a cost-effective supplier to our own steelmaking and aluminum operations, for some of our metallics requirements, we still rely on other metallics and raw material suppliers, as well as upon general industry supply conditions for the balance of our needs.

The availability and prices of raw materials and supplies, particularly those with positive environmental attributes, may also be negatively affected by new, existing or changing laws, regulations, sanctions or embargoes, including those that may impose output limitations or higher costs associated with climate change or GHG allocation by suppliers, interruptions in production, accidents or natural disasters, changes in exchange rates, global price fluctuations, the availability and cost of transportation, and competing uses, all of which may be heightened during times of war or hostilities. Any inability to secure a consistent, cost-effective and timely supply of our raw materials and supplies may adversely affect our business, financial condition, results of operations and cash flows.

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

We consume large amounts of energy to melt scrap, reheat semi-finished products for rolling into finished products and perform other steps necessary to our production process. We rely on third parties for the supply of energy resources we require in our production activities. The prices for and availability of electricity, natural gas, oil and other energy resources, including renewable or other clean energy sources, are subject to regulation and volatile market conditions, often affected by weather conditions as well as political, environmental and economic factors beyond our control. As large consumers of electricity and natural gas, we must have dependable delivery in order to operate. Accordingly, we are at risk in the event of an energy disruption, including power outages, power unavailability or inability to obtain power at a reasonable price or with sufficient desired environmental attributes. Prolonged blackouts, curtailments or disruptions caused by, among other things, natural disasters or by political or environmental considerations would substantially disrupt our production. Since a significant portion of our finished products are delivered by truck, unforeseen fluctuations in the price of fuel would also adversely affect our costs or the costs of many of our customers.

Increased environmental, GHG emissions and sustainability considerations from our customers and investors or related regulations could affect demand for our products and add significant costs.

Customers, investors and regulators have increased their focus on the environment, GHG emissions and sustainability. We are committed to the environment and sustainability. We are taking further action to reduce our environmental footprint through our 2030 and 2050 goals for GHG emission reduction and increased renewable energy usage. We believe that achievement of these goals will comport with expectations of our customers and investors, but certain customers and investors may have differing requirements. To achieve these goals, our operational costs may increase, and we have had and will continue to have additional capital expenditures, some of which we may not be able to pass along to our customers. Any failure to timely meet these goals, or other requirements of customers or investors, may have an adverse effect on our business, results of operations and stock price.

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

We are subject to numerous local, state, federal and international statutory and regulatory environmental requirements relating to, among other things:

●	the generation, storage, treatment, handling and disposal of solid and hazardous wastes and secondary materials;
●	the discharge of materials into the air, including periodic changes to the National Ambient Air Quality Standards and to emission standards;

●the management, treatment and discharge of wastewater and storm water;

●the use and treatment of groundwater and surface water;

●the remediation of equipment, product, soil or water contamination;

●climate change legislation or regulation;

●the need for and the ability to timely obtain air, water or other environmental permits;

●the timely reporting of certain chemical usage, content, storage and releases;

●the remediation and reclamation of land used in or affected by our operations;

●natural resource protections; and

●the protection of our employees’ health and safety.

Compliance with environmental laws and regulations, which affect our EAF steelmaking, metals recycling, liquid pig-iron, aluminum, and copper production operations, is a significant factor in our business. We are required to obtain and comply with environmental permits and licenses, and failure to obtain or renew or the violation of any permit or license may result in substantial fines and penalties, capital expenditures, operational changes, suspension of operations or the closure of a subject facility. Similarly, delays, increased costs or the imposition of onerous conditions to the securing or renewal of permits may adversely affect these operations.

Uncertainty regarding appropriate pollution control levels, testing and sampling procedures, and new pollution control technology are factors that may increase our future compliance expenditures. We are unable to predict the ultimate cost of future compliance with environmental requirements or their effect on our operations. Although we strive to be in substantial compliance with all applicable laws and regulations, legal requirements frequently change and are subject to interpretation such that regulatory agencies may bring enforcement actions for alleged noncompliance. Private parties might also bring claims against us under citizen suit provisions and/or for property damage or personal injury allegedly resulting from our operations. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding the application of existing requirements, are among the factors that may increase our future expenditures to comply with environmental requirements. The cost of complying with existing laws or regulations as currently interpreted or reinterpreted in the future, or with future laws or regulations, may adversely affect our results of operations and financial condition.

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

The global markets in which steel and aluminum companies and scrap processors conduct business are highly competitive and became even more so due to consolidations in these industries. Additionally, in many applications, steel and aluminum compete with other materials, such as aluminum or steel, as the case may be, cement, composites, plastics, carbon fiber, titanium, tin, glass, wood, and paperboard. Increased use of alternative materials for any reason, including as a response to regulations or customer demands, could decrease demand for steel and aluminum or force other producers into new products or markets that compete more directly with us, and combined with increased competition could cause us to lose market share, increase expenditures or reduce pricing, any one of which may adversely affect our business, financial condition, results of operations and cash flows.

Availability of an adequate source of supply of scrap is required for our metals recycling operations.

We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and generally have no obligation to sell recyclable metal to us. In periods of low industry scrap prices, scrap suppliers may elect to hold recyclable metal to wait for higher prices or intentionally slow their metal collection activities. If a substantial number of scrap suppliers cease selling recyclable metal to us, we may be unable to recycle metal at desired levels which may adversely affect our results of operations and financial condition. In addition, a slowdown of industrial or other scrap sources, such as used beverage cans, production in the United States reduces the supply of industrial grades of metal to the metals recycling industry, resulting in our having less recyclable metal available to process, sell, or consume for our steelmaking or aluminum operations. Further, additional EAF steel mill or aluminum production facility construction or blast furnace mills investing in EAF mills could increase the demand for ferrous and aluminum scrap, potentially resulting in higher scrap prices or periods of decreased scrap supply. Any inability to secure scrap for our steelmaking and aluminum operations could adversely affect our business, results of operations, financial condition and cash flows.

We are subject to cybersecurity threats and may face risks to the security of our sensitive data and information technology which may adversely affect our business, results of operations, financial condition and cash flows.

Increased cybersecurity and information technology security requirements, vulnerabilities and threats and a rise in sophisticated and targeted cybercrime, all of which may be heightened during times of war or hostilities, pose a risk to the security and functionality of our systems and information networks, and to the confidentiality, availability and integrity of sensitive data, including intellectual property, proprietary information, financial information, customer and supplier information, and personally identifiable information. Additionally, cybersecurity vulnerabilities or attacks could result in an interruption of the functionality of our automated and electronically controlled manufacturing operating systems, which, if compromised, could cease, threaten, delay or slow down our ability to melt, roll or otherwise process steel, aluminum or any of our other products for the duration of such interruption. Our customers and suppliers may also store certain of our sensitive information on their information technology systems, which if breached or attacked, could likewise expose our sensitive information. Similarly, information system vendors and software suppliers may experience a cybersecurity or information technology breach that exposes our systems or sensitive data. Any of these cybersecurity and information technology breaches or disruptions may result in reputational harm and may adversely affect our business, results of operations, financial condition and cash flows.

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

● the risk of a newly constructed facility being completed over budget or not on time, including due to equipment delays or labor shortages, or having delays or difficulties with its start-up, ramp-up or qualification of products;

● the risk of not being able to adequately obtain sufficient labor to efficiently build or staff a new facility, while maintaining our culture;

● the risk of expected markets, products, customers and demand for products produced by a new facility being lower than expected;

● the risk of new product development and qualification, technology development or customer acquisition and penetration being more costly, time-consuming or difficult than expected;

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

● the diversion of financial resources or management attention to new operations, acquisition targets or acquired businesses;

● the loss of key employees, customers or suppliers of acquired businesses;

● the potential exposure to unknown liabilities;

● the inability of management to maintain uniform standards, controls, procedures and policies;

● the difficulty of managing the growth of a larger company;

● the risk of becoming involved in labor, commercial, political, regulatory or other disputes or litigation related to new operations, acquisition targets or acquired businesses;

● the risk of becoming more highly leveraged;

● the risk of contractual or operational liability to other joint venture participants or to third parties as a result of our participation;

● the inability to work efficiently with joint venture or strategic alliance partners; and

● the difficulties of terminating joint ventures or strategic alliances.

Delays in achieving full operational capacity at our new facilities has adversely affected and may continue to adversely affect our prospects, business, financial condition, results of operations and cash flows.

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

We are involved from time to time in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations or liquidity. For additional information regarding legal proceedings please refer to Item 3. Legal Proceedings.

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

Interruptions in our production capabilities may adversely affect our production costs, products available for sale and earnings during the affected period. In addition to equipment failures, our facilities are subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as our EAFs, continuous casters, aluminum melting, and rolling equipment, some of which are controlled by our information technology systems, as well as electrical equipment, such as transformers. This equipment may, on occasion, be out of service as a result of unanticipated failures or other events, including equipment failure, power surges, cybersecurity breaches or attacks or system failures. Further, we have experienced and may continue to experience inefficiencies during the start-up and ramp-up of new facilities, including those related to major equipment failures. We have experienced and in the future may experience plant shutdowns or periods of reduced production as a result of equipment failures or other events. Supply chain disruptions and labor shortages have and may continue to exacerbate the effects of equipment failures.  Delayed delivery of our products to customers who require on-time delivery from us may cause customers to purchase alternative products, reschedule their own production, or incur other incremental costs. Customers may be able to pursue financial claims against us for their incremental costs, and we may incur costs to correct such problems in addition to any liability resulting from such claims. Interruptions may also harm our reputation among actual and potential customers, potentially resulting in a loss of business. These disruptions may adversely affect our business, financial condition, results of operations and cash flows.

We may experience difficulties in the launch or production ramp-up of new products which may adversely affect our business.

As we ramp up manufacturing processes for newly introduced products, we may experience difficulties, including manufacturing disruptions, delays, or other complications, which could adversely affect our ability to serve our customers, our reputation, our costs of production and, ultimately, our business, financial condition, results of operations and cash flows.

Our aluminum operations depend on a core group of significant customers.

We have a relatively concentrated group of aluminum customers. Most of these customers have one or more sizable sales agreements with us. If one or more of these customers experienced a prolonged period of adverse demand, depressed business activity or financial distress, if any of these customers breached or sought relief from its contractual obligations under its sales agreements with us or if any of these customer relationships otherwise ended or materiality deteriorated and such lost business was not successfully replaced, our aluminum operations financial condition, results of operations, and cash flows may be adversely affected.

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

Our existing debt agreements contain, and any future financing agreements may contain, restrictive covenants that may limit our flexibility.

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

Occasionally, assumptions that we have made regarding products or businesses we have acquired or sought to develop, about the sustainability of markets in which we participate, or about industry conditions that underlie our decision making when we elected to capitalize a venture turn out differently than anticipated. In such instances, the fair value of such assets may fall below their carrying value recorded on our balance sheet.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.          CYBERSECURITY

We manage risks from cybersecurity threats through our overall companywide risk management process, which is overseen by our Board of Directors and specific Board Committees. Management has created a global information security program, which encompasses a dedicated global information security team and policies, procedures, and processes for assessing, identifying, and managing risks from cybersecurity threats. Our policies, procedures, and processes utilize recognized frameworks established by the National Institute of Standards and Technology (“NIST”), as well as other relevant standards. Our program is designed to maintain the confidentiality, integrity, security, and availability of the data that is created, collected, stored, and used to operate our business.

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

Our Information Security Team has established a cybersecurity risk management program of policies and processes for assessing, identifying, and managing risk from cybersecurity threats. We have integrated these processes into our overall risk management systems and processes, and routinely assess risks from cybersecurity threats, including any potential unauthorized access to or activity conducted through our information systems that may result in material adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. This program includes established reasonable safeguards to minimize the identified risks; processes to reasonably address any identified gaps in existing safeguards; updates to existing safeguards as necessary; and monitoring the effectiveness of those safeguards.

Our safeguards include continuous network monitoring, complex passwords, team member training that reinforces our policies, standards, and practices, incident response capability reviews and exercises, and cybersecurity insurance and disaster recovery plans for the protection of our assets. The information security training and awareness program engages personnel through training modules on how to identify potential cybersecurity risks and protect our resources and information. This training is mandatory for all team members monthly, and is supplemented by companywide testing initiatives, including periodic phishing tests.

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

In general, our incident response process utilizes the NIST framework and focuses on four phases: (i) preparation; (ii) detection and analysis; (iii) containment, eradication, and recovery; and (iv) post-incident remediation. As cybersecurity incidents occur, including at third party providers, the Information Security Team engages in a standardized incident response process that focuses on responding to and containing the threat, minimizing any business impact, and evaluating its severity level. The severity level assessment determines how widespread the incident is and to what degree it could impact our overall business and manufacturing environment. In the event an incident is determined by the Information Security Team to be a high severity level, our cross functional team, with expertise in various disciplines, will assess the incident to determine if it has had a material affect or is reasonably likely of having a material effect on the Company’s business strategy, results of operations, or financial condition.

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

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our senior leadership team is responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as directly through the Audit Committee. Management and members of the Information Security Group (“ISG”) regularly present to the Board of Directors regarding information security and an in-depth review of our processes for assessing, identifying, and managing material risks from cybersecurity threats. On a quarterly basis, the Audit Committee is informed by management concerning the status of existing and new cybersecurity risks, status of how management is addressing and mitigating those risks, material cybersecurity and data privacy incidents (if any), and status of key information security initiatives. Additionally, on a biennial basis, we engage third parties to assess our information security program using the NIST framework, as well as perform penetration testing.

We have allocated substantial cross functional internal resources with expertise in information security, information technology, operations, risk management, human resources, finance, and legal to form a governance counsel known as the ISG. This group contains members with a master’s degree in information security, as well as individuals with over 20 years of experience in cybersecurity. The ISG is an internal, collaborative working group that ensures our cybersecurity program is adequately responsive to the evolving threat landscape.

ITEM 2.          PROPERTIES

The following table describes our significant properties as of December 31, 2025. These properties are owned by us and not subject to any significant encumbrances, or are leased by us. We believe these properties are suitable and adequate for our current operations and are appropriately utilized. For additional information regarding our significant facilities please refer to Item 1. Business.

			Site	Site
			Acreage	Acreage
Operations	Location	Description	Owned	Leased
Steel Operations Segment *
Butler Flat Roll Division:
Butler Operations	Butler, IN	Flat Roll Steel Mill and Coating Facility	995	—
Jeffersonville Operations	Jeffersonville, IN	Flat Roll Steel Coating Facility	27	10
Iron Dynamics	Butler, IN	Liquid Ironmaking Facility	25	—
Columbus Flat Roll Division	Columbus, MS	Flat Roll Steel Mill and Coating Facility	1,387	—
Sinton Flat Roll Division	Sinton, TX	Flat Roll Steel Mill and Coating Facility	2,842	—
The Techs	Pittsburgh, PA	Flat Roll Steel Coating Facilities	17	2
Heartland Flat Roll Division	Terre Haute, IN	Flat Roll Steel Cold-Rolling and Coating Facility	246	—
United Steel Supply	IN, ID, MS, OR, and TX	Distributor of Painted Galvalume® Flat Roll Steel	58	1
New Process Steel	IN, IL, MS, AL, TX, and Monterrey, Mexico	Flat Roll Steel Distributor and Processing Facility	—	23
SDI Mexico	Monterrey, Mexico	Flat Roll Steel Distribution Warehouse	—	5
Structural and Rail Division	Columbia City, IN	Structural and Rail Steel Mill	1,003	—
Engineered Bar Products Division	Pittsboro, IN	Engineered Bar Steel Mill and Finishing Facility	312	—
Vulcan Threaded Products	Pelham, AL	Bar Steel Processing Facility	31	—
Roanoke Bar Division	Roanoke, VA	Merchant Bar Steel Mill	313	—
Steel of West Virginia	WV, KY, and TN	Specialty Shapes Steel Mill and Finishing	141	6
		and Coating Facilities
SDI Biocarbon Solutions	Columbus, MS	Biocarbon Production Facility	133	—

Metals Recycling Operations Segment
OmniSource:
Alabama	Birmingham, AL	Ferrous Scrap Processing	59	—
Indiana	Multiple Cities	Ferrous and Nonferrous Scrap Processing	359	26
Michigan	Multiple Cities	Ferrous and Nonferrous Scrap Processing	124	—
Mississippi	Multiple Cities	Ferrous and Nonferrous Scrap Processing	43	13
North Carolina	Multiple Cities	Ferrous and Nonferrous Scrap Processing	303	—
Ohio	Multiple Cities	Ferrous and Nonferrous Scrap Processing	239	21
Oklahoma	Sand Springs, OK	Ferrous Scrap Processing	—	10
Tennessee	Multiple Cities	Ferrous and Nonferrous Scrap Processing	65	—
Texas	Multiple Cities	Ferrous and Nonferrous Scrap Processing	130	9
Virginia	Multiple Cities	Ferrous and Nonferrous Scrap Processing	121	—
Mexico	Multiple Cities	Ferrous and Nonferrous Scrap Processing	17	62

Steel Fabrication Operations Segment
New Millennium Building Systems:
Joist and Deck Operations	Butler, IN	Steel Joist and Deck Fabrication Facility	156	—
Joist Operations	Fallon, NV	Steel Joist Fabrication Facility	68	—
Joist and Deck Operations	Hope, AR	Steel Joist and Deck Fabrication Facility	245	7
Joist Operations	Juarez, MX	Steel Joist Fabrication Facility	17	—
Joist and Deck Operations	Lake City, FL	Steel Joist and Deck Fabrication Facility	81	—
Deck Operations	Memphis, TN	Deck Fabrication Facility	19	—
Joist and Deck Operations	Salem, VA	Steel Joist and Deck Fabrication Facility	113	—

Aluminum Operations Segment
Aluminum Dynamics, LLC	Columbus, MS	Recycled Aluminum Flat Rolled Products Mill	2,112	—
Aluminum Dynamics of Mexico	San Luis Potosi, Mexico	Recycled Aluminum Slab Facility	692	—
Superior Aluminum Alloys	New Haven, IN	Recycled Aluminum Deox-Rod Facility	96	—

The company’s corporate headquarters is located in Fort Wayne, Indiana on 20 owned acres. Our copper rod and wire facility, a controlled subsidiary, is in New Haven, Indiana on 35 owned and 4 leased acres.

*Our 2025 steel mill production utilization was 86% of our estimated annual steelmaking capability.

ITEM 3.          LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of December 31, 2025.

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

As of February 25, 2026, we had 144,882,401 shares of common stock outstanding and held beneficially by approximately 25,000 stockholders based on our security position listing. Because many of the shares were held by depositories, brokers and other nominees, the number of registered holders (approximately 1,160) is not representative of the number of beneficial holders.

Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Program (in thousands) (1)

Quarter ended December 31, 2025

October 1-31	109,815	$146.90	109,815	$1,023,609
November 1-30	910,321	157.62	910,321	881,551
December 1-31	466,035	173.11	466,035	800,968
	1,486,171		1,486,171

(1)	In February 2025, our board of directors authorized a share repurchase program of up to $1.5 billion of our common stock.

Total Return Graph

The graph below compares Steel Dynamics, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P 500 Steel index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025.

ITEM 6.         [RESERVED]

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains some predictive statements about future events, including statements related to conditions in domestic or global economies, conditions in steel, aluminum, and recycled metals market places, Steel Dynamics' revenues, costs of purchased materials, future profitability and earnings, and the operation of new, existing or planned facilities. These statements, which we generally precede or accompany by such typical conditional words as "anticipate", "intend", "believe", "estimate", "plan", "seek", "project", or "expect", or by the words "may", "will", or "should", are intended to be made as "forward-looking", subject to many risks and uncertainties, within the safe harbor protections of the Private Securities Litigation Reform Act of 1995. These statements speak only as of this date and are based upon information and assumptions, which we consider reasonable as of this date, concerning our businesses and the environments in which they operate. Such predictive statements are not guarantees of future performance, and we undertake no duty to update or revise any such statements. Some factors that could cause such forward-looking statements to turn out differently than anticipated include: (1) domestic and global economic factors; (2) global steelmaking overcapacity and imports of steel, together with increased scrap prices; (3) the cyclical nature of the metals industries and the industries we serve; (4) volatility and major fluctuations in prices and availability of scrap metal, scrap substitutes and supplies, and our potential inability to pass higher costs on to our customers; (5) cost and availability of electricity, natural gas, oil, and other energy resources are subject to volatile market conditions; (6) increased environmental, greenhouse gas emissions and sustainability considerations from our customers and investors or related regulations; (7) compliance with and changes in environmental and remediation requirements; (8) significant price and other forms of competition from other steel and aluminum producers, scrap processors and alternative materials; (9) availability of an adequate source of supply of scrap for our metals recycling operations; (10) cybersecurity threats and risks to the security of our sensitive data and information technology; (11) the implementation of our growth strategy; (12) our ability to retain, develop and attract key personnel; (13) litigation and legal compliance; (14) unexpected equipment downtime or shutdowns; (15) difficulties in the launch or production ramp-up of new products; (16) our aluminum operations depend on a core group of significant customers; (17) governmental agencies may refuse to grant or renew some of our licenses and permits; (18) our existing debt agreements contain, and any future financing agreements may contain, restrictive covenants that may limit our flexibility; and (19) the impacts of impairment charges.

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

Operating Statement Classifications

Net Sales. Net sales from our operations are a factor of volumes shipped, product mix, and related pricing. We charge premium prices for certain grades of steel and aluminum, product dimensions, certain smaller volumes, and for value-added processing or coating of our steel products. Except for the steel fabrication operations, we recognize revenues from sales and the allowance for estimated returns and claims from these sales at the point in time control of the product transfers to the customer, upon shipment or delivery. Our steel fabrication operations recognize revenues over time based on completed fabricated tons to date as a percentage of total tons required for each contract.

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

2025 Overview

During 2025 we achieved record steel shipments of 13.7 million tons. Underlying domestic steel demand was stable during 2025, as imports declined from the elevated levels experienced during the first half of the year and as the Sinton Flat Roll Division’s year-over-year operating performance improved. Our metals recycling operations segment achieved notable improvement in operating income in 2025 compared to 2024 on higher ferrous metals volumes and higher ferrous and nonferrous pricing. Our steel fabrication operations experienced historically strong, yet moderating product pricing compared to 2024, with stabilization in selling values realized in the fourth quarter of 2025. Finally, our aluminum operations segment achieved successful production and qualifications of industrial, beverage can, and automotive quality flat rolled aluminum products, with shipments commencing in the late second half of 2025.

Consolidated net sales were $18.2 billion during 2025, with cash flow from operations of $1.4 billion. Metal spread compression in our steel and, particularly, steel fabrication segments resulted in lower operating income in 2025 compared to 2024. Consolidated operating income for 2025 decreased $467.1 million, or 24%, to $1.5 billion, compared to $1.9 billion in 2024. Net income attributable to Steel Dynamics, Inc. for 2025 decreased $351.5 million, or 23%, to $1.2 billion, compared to 2024. Diluted earnings per share attributable to Steel Dynamics, Inc. was $7.99 for 2025, compared to $9.84 for 2024.

Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, for additional information regarding results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, and segment operating results for 2024 as compared to 2023.

Segment Operating Results (dollars in thousands)

	Years Ended December 31,
	2025	% Change	2024

Net sales
Steel Operations	$13,412,773	7%	$12,527,066
Metals Recycling Operations	4,346,074	5%	4,136,913
Steel Fabrication Operations	1,418,665	(20)%	1,771,795
Aluminum Operations	473,881	49%	318,689
Other	1,335,454	(8)%	1,451,723
	20,986,847		20,206,186
Inter-segment	(2,810,266)		(2,665,796)
	$18,176,581	4%	$17,540,390

Operating income (loss)
Steel Operations	$1,427,544	(10)%	$1,582,374
Metals Recycling Operations	97,176	27%	76,807
Steel Fabrication Operations	407,425	(39)%	666,984
Aluminum Operations	(172,970)	(139)%	(72,331)
Other	(281,851)	11%	(317,408)
	1,477,324		1,936,426
Inter-segment	(1,338)		6,611
	$1,475,986	(24)%	$1,943,037

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, New Process Steel, L.P. (acquired December 1, 2025), and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and a 75% controlling equity interest in SDI Biocarbon Solutions, LLC. Steel operations accounted for 72% and 69% of our consolidated net sales during 2025 and 2024, respectively. See Item 1. Business for further information on Steel Operations segment operations.

Steel Operations Segment Shipments (tons):

	Years Ended December 31,
	2025	% Change	2024
Total shipments	13,748,801	9%	12,660,487
Intra-segment shipments	(1,429,299)		(1,306,364)
Steel Operations Segment shipments	12,319,502	9%	11,354,123

External shipments	11,960,582	9%	10,929,453

Steel Operations Segment Results 2025 vs. 2024

During 2025, our steel operations achieved record annual shipments of 13.7 million tons (12.3 million excluding intra-segment), 9% higher than 2024 shipments, primarily due to significant sales volume increases at our Sinton and Heartland facilities as the four new value-added lines operated for a full year in 2025. Customer order activity and steel demand were strong during 2025, particularly as imports declined in the latter half of the year. Demand was supported by manufacturing onshoring, infrastructure program funding, lower interest rates, and the increasing regionalization of supply chains in the US. Despite these favorable market demand conditions, in the face of trade policy uncertainty, average selling prices were modestly lower during 2025 compared to 2024. Steel segment average selling prices decreased 1%, or $14 per ton, compared to 2024. Net sales for the steel operations segment were 7% higher in 2025 when compared to 2024, due to a 9% increase in segment shipments.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost consumed in our steel mills was unchanged on a per net ton basis in 2025 compared to 2024, consistent with overall steady domestic scrap pricing noted below in the metals recycling operations segment discussion.

As a result of average selling prices decreasing more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) decreased 2% in 2025 compared to 2024. Due to metal spread compression, operating income for the steel operations decreased 10% to $1.4 billion in 2025 compared to 2024.

Metals Recycling Operations Segment

Metals recycling operations include our Omni ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services located throughout the United States and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In 2025 and 2024, 65% and 62%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, as our steel mill utilization increased to 86% in 2025 compared to 81% 2024, with production levels at our Sinton facility increasing during 2025. Metals recycling operations accounted for 11% of our consolidated net sales during 2025 and 2024.

Metals Recycling Operations Segment Shipments:

	Years Ended December 31,
	2025	% Change	2024
Ferrous metal (gross tons)
Total	6,160,797	5%	5,850,544
Inter-segment	(4,013,035)		(3,656,034)
External shipments	2,147,762	(2)%	2,194,510

Nonferrous metal (thousands of pounds)
Total	916,502	(5)%	965,491
Inter-segment	(178,716)		(171,915)
External shipments	737,786	(7)%	793,576

Metals Recycling Operations Segment Results 2025 vs. 2024

During 2025, our metals recycling operations continued to benefit from solid domestic steel industry demand, resulting in increased ferrous scrap shipments compared to 2024. Net sales for our metals recycling operations in 2025 increased 5% compared to 2024, driven by increased ferrous volumes and increased selling prices for both ferrous and nonferrous metals. Ferrous and nonferrous scrap average selling prices increased 2% and 7%, respectively, during 2025 compared to 2024. Ferrous shipments increased 5% and nonferrous shipments decreased 5% in 2025 compared to 2024.

Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) were flat, while nonferrous metal spreads, primarily aluminum, increased 24% in 2025 compared to 2024, with aluminum prices rising in the fourth quarter of 2025. As a result of these volume and metal spread changes, metals recycling operations operating income in 2025 of $97.2 million increased 27% from 2024.

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems’ joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, joist girders, and steel deck systems used within the non-residential construction industry. Steel fabrication operations accounted for 8% and 10% of our consolidated net sales during 2025 and 2024, respectively.

Steel Fabrication Operations Segment Results 2025 vs. 2024

Net sales for the steel fabrication operations decreased 20% during 2025 compared to 2024, as average selling prices decreased 13% and volumes decreased 8% compared to 2024. Order activity remained strong during 2025, with our order backlog maintaining solid levels and extending through the first half of 2026, supported by stable and historically strong pricing. Demand was largely driven by the commercial, data center, manufacturing, warehouse, and healthcare sectors.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost of steel consumed decreased 7% in 2025, as compared to 2024. Lower selling prices per ton offset decreased steel input costs per ton, resulting in contraction of metal spread (which we define as the difference between average selling prices and the cost of purchased steel) by 17% in 2025 compared to 2024. Metal spread compression coupled with decreased volume resulted in operating income decreasing 39% to $407.4 million in 2025, compared to $667.0 million in 2024.

Aluminum Operations Segment

Our aluminum operations consist of a 650,000-metric-ton recycled aluminum flat rolled products mill in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in the Southwest U.S.; and an ancillary recycled aluminum deox-rod facility. The recycled aluminum flat roll products mill produces flat rolled aluminum products from aluminum scrap and is a complementary extension of the company’s metals recycling platform. Our product offerings will be supported by various value-added finishing lines that are still under construction, including two CASH (Continuous Annealing Solutions Heat Treating) lines, a can end and tab coating line, and downstream processing and packaging lines. Aluminum operations accounted for 2% and 1% of our consolidated net sales during 2025 and 2024, respectively.

Aluminum Operations Segment Results 2025 vs. 2024

During 2025, the results of this segment largely consisted of sales from the ancillary recycled aluminum deox-rod facility, as well as construction, start-up, and commissioning costs associated with the recycled aluminum flat roll products mill and satellite recycled aluminum slab centers. The flat rolled products mill shipped 15,000 metric tons of finished product during the second half of 2025. In 2025, aluminum operations sales, including those of our ancillary recycled aluminum deox-rod facility, totaled $473.9 million, an increase of 49%, compared to $318.7 million in 2024 primarily due to the volumes from the aluminum flat rolled products mill beginning in the second half of 2025.

Consolidated Results

Consolidated Results 2025 vs. 2024

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $765.3 million during 2025 increased 15% from $664.1 million during 2024 primarily due to an increase in payroll and benefits expense primarily related to construction, start-up, and commissioning costs associated with the recycled aluminum flat rolled products mill and satellite recycled aluminum slab centers during 2025. Selling, general and administrative expenses represented 4.2% and 3.8% of net sales during 2025 and 2024, respectively.

Profit sharing expense during 2025 of $123.0 million decreased 25% from $164.9 million during 2024, consistent with decreased pretax earnings. This decrease in profit sharing expense was the primary driver of decreased operating loss for our other operations of 11% in 2025 compared to 2024. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items. Refer to Note 10. Retirement Plans to the consolidated financial statements elsewhere in this report for further information.

Interest Expense, net of Capitalized Interest. During 2025, interest expense of $70.0 million increased 24% from $56.3 million during 2024. This increase is primarily a result of higher outstanding long-term debt balances during 2025 compared to 2024 due to our issuance of senior unsecured notes in March and November 2025.

Other (Income) Expense, net.  Net other income was $87.0 million in 2025, compared to $96.2 million in 2024, a decrease of $9.2 million due primarily to the impact of decreased interest income due to declining rates of return and lower invested cash balances in 2025 compared to 2024.

Income Tax Expense. Income tax expense of $305.7 million, at an effective income tax rate of 20.5%, during 2025 decreased 29% compared to $432.9 million, at an effective income tax rate of 21.8%, during 2024, consistent with decreased pretax earnings. In July 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which included significant provisions modifying the U.S. tax framework. These legislative changes did not and are not expected to have a material impact on 2025 and future effective tax rates, tax liabilities, and cash taxes. Refer to Note 4. Income Taxes to the consolidated financial statements elsewhere in this report for additional information.

Included in the balance of unrecognized tax benefits at December 31, 2025, are potential benefits of $27.2 million that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to our tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2025, we recognized income from the decrease of interest expense and penalties of $340,000, net of tax. In addition to the unrecognized tax benefits noted above, we had $3.7 million accrued for the payment of interest and penalties at December 31, 2025.

We file income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The tax years 2022 through 2025 remain open to examination by the Internal Revenue Service and various state and local jurisdictions. At this time, we do not believe there will be any significant examination adjustments that would result in a material change to our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at December 31, 2025, is as follows (in thousands):

Cash and equivalents	$769,878
Short-term and other investments	255,731
Unsecured revolver availability	1,190,820
Total liquidity	$2,216,429

Our total outstanding debt of $4.2 billion increased $980.2 million compared to December 31, 2024, due to our issuance of $600.0 million of 5.250% notes due 2035 and $400.0 million of 5.750% notes due 2055 in March 2025 and $650.0 million of 4.000% notes due 2028 and an additional $150.0 million of 5.250% notes due 2035 in November 2025 as described in Note 3, the proceeds of which were used to redeem our $400.0 million of 2.400% notes due June 2025 and our $400.0 million of 5.000% notes due December 2026, and other general corporate purposes. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 32.1% and 26.5% at December 31, 2025, and December 31, 2024, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At December 31, 2025, we had $1.2 billion of availability on the Revolver, $9.2 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At December 31, 2025, our interest coverage ratio and debt to capitalization ratio were 13.33:1.00 and 0.32:1.00, respectively. We were in compliance with these covenants at December 31, 2025, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $1.4 billion in 2025 compared to $1.8 billion in 2024. Working capital increased $1.1 billion, or 33%, during 2025 to $4.4 billion at December 31, 2025, due to a $265.5 million increase in accounts receivable, as well as a $624.8 million dollar increase in inventories, primarily within our aluminum operations segment as our recycled aluminum flat rolled products mill began commissioning and operations in the second half of 2025.

Capital Investments. During 2025, we invested $948.0 million in property, plant and equipment, primarily within our aluminum operations and steel operations segments, compared with $1.9 billion invested during 2024. Our liquidity of $2.2 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2026 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 9% to $0.50 per share in the first quarter of 2025 (from $0.46 per share for each quarter in 2024), resulting in declared cash dividends of $294.1 million during 2025, compared to $284.1 million during 2024. We paid cash dividends of $291.2 million and $282.6 million during 2025 and 2024, respectively. Our board of directors approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors provided by executive management, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years and the current year, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $900.9 million and $1.2 billion of share repurchases during 2025 and 2024, respectively. As of December 31, 2025, we had $801.0 million remaining available to purchase under the February 2025 share repurchase program. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information.

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

Long-term debt and estimated interest. Refer to Note 3. Long-Term Debt to the consolidated financial statements elsewhere in this report for our long-term debt maturities. Estimated interest payments on our senior unsecured notes were determined based on their outstanding balances through maturity at their contractual interest rates, as detailed in Note 3. Estimated interest payments also include a 0.175% commitment fee on our available Revolver, and an average interest rate of 5.44% on our other debt of $36.6 million. Our estimated interest payments are $180.5 million, $177.4 million, $168.5 million, $144.6 million, and $129.9 million, for the years 2026 through 2030, respectively, and $1.1 billion thereafter.

Purchase obligations. We have commitments for the purchase of commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Refer to Note 8. Commitments and Contingencies to the consolidated financial statements elsewhere in this report for this information.

Construction commitments. We have firm contracts with various vendors for the completion of certain construction projects at our various divisions at December 31, 2025. Refer to Note 8. Commitments and Contingencies to the consolidated financial statements elsewhere in this report for this information.

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

Other Matters

Environmental and Other Contingencies

We have incurred, and in the future will continue to incur, capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring, and compliance. During 2025, we incurred costs related to the monitoring and compliance of environmental matters in the amount of approximately $60.4 million and capital expenditures related to environmental compliance of approximately $10.0 million. Of the costs incurred during 2025 for monitoring and compliance, approximately 72% were related to the normal transportation and disposal of certain types of by-products produced in our steelmaking processes and other facilities in accordance with legal requirements. We incurred combined environmental remediation costs of approximately $9.3 million at all of our facilities during 2025. We have an accrual of $4.4 million recorded for environmental remediation related to our metals recycling operations, $2.6 million related to our idled Minnesota ironmaking operations, and $566,000 related to our steel operations. We believe, apart from our dependence on environmental construction and operating permits for our existing and any future manufacturing facilities, that compliance with current environmental laws and regulations is not likely to have a materially adverse effect on our financial condition, results of operations, or liquidity. However, environmental laws and regulations evolve and change, and we may become subject to more stringent environmental laws and regulations in the future, such as the impact of various governmental legislatures and agencies introducing regulatory changes in response to the potential of climate change.

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

Impairments of Long-Lived Tangible and Definite-Lived Intangible Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. We consider various factors and determine whether an impairment test is necessary, including by way of examples, a significant and prolonged deterioration in operating results and/or projected cash flows, significant changes in the extent or manner in which an asset is used, technological advances with respect to assets which would potentially render them obsolete, our strategy and capital planning, and the economic environment in markets to be served. When determining future cash flows, and, if necessary, fair value, we must make judgments as to the expected utilization of assets and estimated future cash flows related to those assets. We consider historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies, and all other available information at the time the estimates are made. Those estimates and judgments may or may not ultimately prove accurate. There were no material indicators of impairment or impairment charges recorded during 2025, 2024, or 2023.

Goodwill.

Our goodwill, relating to various business combinations, consisted of the following at December 31, 2025 and 2024 (in thousands):

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

Our fourth quarter 2025, 2024, and 2023 annual goodwill impairment analyses did not result in any impairment charges. During 2025 and 2024, we performed a qualitative assessment and performed a quantitative test in 2023. Management does not believe that it is reasonably likely that our reporting units will fail the goodwill impairment test in the near term, given the results of our most recent qualitative assessment and the determined fair value of the reporting units with goodwill from our most recent quantitative test exceeded their carrying value by more than an insignificant amount. Changes in judgments and estimates underlying our analysis of goodwill for possible impairment, including expected future operating cash flows and discount rate, could decrease the estimated fair value of our reporting units in the future and could result in an impairment of goodwill.

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

The following table represents the principal cash repayments and related weighted-average interest rates by maturity date for our long-term debt, as of December 31, 2025 (in thousands):

	Interest Rate Risk
	Fixed Rate		Variable Rate
		Average		Average
	Principal	Rate	Principal	Rate
Expected maturity date:
2026	$1,493	5.2%	$33,162	5.5%
2027	351,099	1.7	-
2028	650,416	4.0	-
2029	198	5.1	-
2030	600,095	3.5	-
Thereafter	2,650,147	4.7	-
Total debt outstanding	$4,253,448	4.2%	$33,162	5.5%
Fair value	$4,108,867		$33,162

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. We believe these contracts will be fully consummated. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. At December 31, 2025, we had a cumulative unrealized loss associated with these financial contracts of $56.0 million, substantially all of which have settlement dates in 2026.

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

We completed the acquisition of the remaining 55% interest in New Process Steel, L.P. (NPS) on December 1, 2025. In conducting our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, we have elected to exclude NPS from our evaluation in the year of acquisition as permitted by the Securities and Exchange Commission. NPS constituted approximately 3% and 5% of the company’s total and net assets, respectively, as of December 31, 2025, and 0.4% of the company’s net sales for the year then ended.

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework on which such evaluation was based upon is contained in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the “COSO criteria”). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025, the end of the period covered by this report.

/s/ Mark D. Millett	/s/ Theresa E. Wagler
Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Steel Dynamics, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Steel Dynamics, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Steel Dynamics, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of New Process Steel, L.P., which is included in the 2025 consolidated financial statements of the Company and constituted 3% and 5% of total and net assets, respectively, as of December 31, 2025, and 0.4% of net sales, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of New Process Steel, L.P.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Steel Dynamics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Steel Dynamics, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter

At December 31, 2025, the Company’s goodwill was approximately $477 million.  As discussed in Note 1 of the consolidated financial statements, the Company performs an impairment test for goodwill at least annually or when indicators of impairment exist. The Company performed a qualitative assessment as of October 1, 2025, to assess if it is more likely than not that the fair value of a reporting unit exceeds its carrying amount.

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

Valuation of Acquired Customer Relationships Intangible Asset
Description of the Matter

As described in Note 2 to the consolidated financial statements, on December 1, 2025, the Company completed the acquisition of the remaining 55% interest in New Process Steel, L.P. for a purchase price of $229 million. The Company measured the assets and liabilities assumed at fair value, which resulted in the recognition of a customer relationships intangible asset of $96 million.

Auditing the valuation of the acquired customer relationships intangible asset required auditor judgment due to the nature and extent of audit effort in evaluating certain assumptions required to estimate the fair value using a multi-period excess earnings method, which is a specific discounted cash flow method. In particular, the fair value measurement of customer relationships utilized management’s forecasts of revenue growth rates and projected margins to estimate the discounted cash flows.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to estimate the fair value of the acquired customer relationships intangible asset, including controls over management’s review of the significant assumption described above.

To test the fair value estimate of the customer relationships intangible asset, we performed audit procedures which included, among others, testing the significant assumptions described above, testing the completeness and accuracy of the underlying data, and evaluating the valuation methodology with the assistance of our valuation specialists. We compared the significant assumptions to current industry and economic trends and historical results of the acquired business. We performed sensitivity analyses to evaluate the impact of changes in the significant assumptions to the fair value of the customer relationships intangible asset.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Indianapolis, Indiana

February 27, 2026

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
Assets	2025	2024
Current assets
Cash and equivalents	$769,878	$589,464
Short-term investments	-	147,811
Accounts receivable, net of allowances for credit losses of $5,419 and $7,728
as of December 31, 2025 and 2024, respectively	1,680,249	1,362,969
Accounts receivable-related parties	2,411	54,230
Inventories	3,738,516	3,113,733
Other current assets	293,117	163,131
Total current assets	6,484,171	5,431,338

Property, plant and equipment, net	8,569,466	8,117,988
Intangible assets, net	331,290	227,234
Goodwill	477,471	477,471
Other assets	557,382	681,202
Total assets	$16,419,780	$14,935,233
Liabilities and Equity
Current liabilities
Accounts payable	$1,223,776	$972,645
Accounts payable-related parties	7,582	7,267
Income taxes payable	67,315	3,783
Accrued payroll and benefits	361,494	373,216
Accrued expenses	427,432	366,682
Current maturities of long-term debt	34,655	426,990
Total current liabilities	2,122,254	2,150,583

Long-term debt	4,176,508	2,804,017
Deferred income taxes	1,004,375	902,186
Other liabilities	186,232	133,201
Total liabilities	7,489,369	5,989,987

Commitments and contingencies

Redeemable noncontrolling interests	141,226	171,212

Equity
Common stock voting, $.0025 par value; 900,000,000 shares authorized;
268,644,427 and 268,377,165 shares issued; and 144,940,102 and 151,117,153
shares outstanding, as of December 31, 2025 and 2024, respectively	653	652
Treasury stock, at cost; 123,704,325 and 117,260,012 shares,
as of December 31, 2025 and 2024, respectively	(7,980,549)	(7,094,266)
Additional paid-in capital	1,248,634	1,229,819
Retained earnings	15,689,042	14,798,082
Accumulated other comprehensive loss	(598)	-
Total Steel Dynamics, Inc. equity	8,957,182	8,934,287
Noncontrolling interests	(167,997)	(160,253)
Total equity	8,789,185	8,774,034
Total liabilities and equity	$16,419,780	$14,935,233

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023

Net sales
Unrelated parties	$17,554,583	$16,819,648	$18,115,312
Related parties	621,998	720,742	680,004
Total net sales	18,176,581	17,540,390	18,795,316

Costs of goods sold	15,784,398	14,737,804	14,749,433
Gross profit	2,392,183	2,802,586	4,045,883

Selling, general and administrative expenses	765,308	664,119	588,621
Profit sharing	122,986	164,904	272,033
Amortization of intangible assets	27,903	30,526	34,048
Operating income	1,475,986	1,943,037	3,151,181

Interest expense, net of capitalized interest	70,043	56,347	76,484
Other (income) expense, net	(87,028)	(96,191)	(144,246)
Income before income taxes	1,492,971	1,982,881	3,218,943

Income tax expense	305,660	432,925	751,611
Net income	1,187,311	1,549,956	2,467,332

Net income attributable to noncontrolling interests	(1,716)	(12,822)	(16,450)
Net income attributable to Steel Dynamics, Inc.	$1,185,595	$1,537,134	$2,450,882

Basic earnings per share attributable to Steel Dynamics,
Inc. stockholders	$8.02	$9.89	$14.72

Weighted average common shares outstanding	147,806	155,420	166,552

Diluted earnings per share attributable to Steel Dynamics, Inc.
stockholders, including the effect of assumed conversions
when dilutive	$7.99	$9.84	$14.64

Weighted average common shares and share equivalents outstanding	148,404	156,136	167,431

Dividends declared per share	$2.00	$1.84	$1.70

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2025	2024	2023

Net income	$1,187,311	$1,549,956	$2,467,332
Other comprehensive loss - net unrealized loss on cash flow
hedging derivatives, net of income tax benefits of $192, $135, $149,
for 2025, 2024 and 2023, respectively	(598)	(421)	(468)
Comprehensive income	1,186,713	1,549,535	2,466,864

Comprehensive income attributable to noncontrolling interests	(1,716)	(12,822)	(16,450)
Comprehensive income attributable to Steel Dynamics, Inc.	$1,184,997	$1,536,713	$2,450,414

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

							Accumulated
					Additional		Other			Redeemable
	Shares		Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Common	Treasury	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at January 1, 2023	172,936	94,826	$650	$(4,459,513)	$1,212,566	$11,375,765	$889	$(216,055)	$7,914,302	$181,503
Dividends declared	-	-	-	-	-	(280,501)	-	-	(280,501)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	1,254	1,254	(10,291)
Share repurchases	(13,394)	13,394	-	(1,452,203)	-	-	-	-	(1,452,203)	-
Equity-based compensation	476	(125)	1	14,110	5,044	(556)	-	-	18,599	-
Net income	-	-	-	-	-	2,450,882	-	16,450	2,467,332	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(468)	-	(468)	-
Balances at December 31, 2023	160,018	108,095	$651	$(5,897,606)	$1,217,610	$13,545,590	$421	$(198,351)	$8,668,315	$171,212
Dividends declared	-	-	-	-	-	(284,122)	-	-	(284,122)	-
Noncontrolling investors, net	-	-	-	-	1,350	-	-	25,276	26,626	-
Share repurchases	(9,432)	9,432	-	(1,212,164)	-	-	-	-	(1,212,164)	-
Equity-based compensation	531	(267)	1	15,504	10,859	(520)	-	-	25,844	-
Net income	-	-	-	-	-	1,537,134	-	12,822	1,549,956	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(421)	-	(421)	-
Balances at December 31, 2024	151,117	117,260	$652	$(7,094,266)	$1,229,819	$14,798,082	$-	$(160,253)	$8,774,034	$171,212
Dividends declared	-	-	-	-	-	(294,132)	-	-	(294,132)	-
Noncontrolling investors, net	-	-	-	-	-	-	-	(9,460)	(9,460)	(29,986)
Share repurchases	(6,680)	6,680	-	(900,870)	-	-	-	-	(900,870)	-
Equity-based compensation	503	(236)	1	14,587	18,815	(503)	-	-	32,900	-
Net income	-	-	-	-	-	1,185,595	-	1,716	1,187,311	-
Other comprehensive loss, net of tax	-	-	-	-	-	-	(598)	-	(598)	-
Balances at December 31, 2025	144,940	123,704	$653	$(7,980,549)	$1,248,634	$15,689,042	$(598)	$(167,997)	$8,789,185	$141,226

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024	2023

Operating activities:
Net income	$1,187,311	$1,549,956	$2,467,332

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	551,390	478,907	437,804
Equity-based compensation	68,983	66,589	61,744
Deferred income taxes	94,397	(42,583)	55,665
Other adjustments	(10,208)	(5,507)	(19,716)
Changes in certain assets and liabilities:
Accounts receivable	(157,456)	191,108	446,765
Inventories	(423,435)	(221,036)	232,282
Other assets	(77,276)	(13,718)	(23,777)
Accounts payable	206,843	(67,361)	(30,148)
Income taxes receivable/payable	52,179	10,183	56,756
Accrued expenses	(43,194)	(102,035)	(164,779)
Net cash provided by operating activities	1,449,534	1,844,503	3,519,928

Investing activities:
Purchases of property, plant and equipment	(948,025)	(1,868,006)	(1,657,905)
Purchases of short-term investments	(39,571)	(739,340)	(1,145,493)
Proceeds from maturities of short-term investments	186,996	1,312,294	1,054,742
Business combinations, net of cash acquired	(175,774)	-	-
Other investing activities	1,417	(8,308)	(221,593)
Net cash used in investing activities	(974,957)	(1,303,360)	(1,970,249)

Financing activities:
Issuance of current and long-term debt	3,553,683	2,482,919	1,365,664
Repayment of current and long-term debt	(2,567,864)	(2,324,058)	(1,367,553)
Dividends paid	(291,176)	(282,616)	(271,317)
Purchases of treasury stock	(900,870)	(1,212,164)	(1,452,203)
Other financing activities	(88,088)	(16,678)	(51,725)
Net cash used in financing activities	(294,315)	(1,352,597)	(1,777,134)

Increase (decrease) in cash and equivalents, and restricted cash	180,262	(811,454)	(227,455)
Cash and equivalents, and restricted cash at beginning of period	595,010	1,406,464	1,633,919

Cash and equivalents, and restricted cash at end of period	$775,272	$595,010	$1,406,464

Supplemental disclosure information:
Cash paid for interest	$156,749	$100,978	$103,165

See notes to consolidated financial statements.

Note 1. Description of the Business and Summary of Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a leading industrial metals solutions company, with facilities located throughout the United States and Mexico. SDI is one of the largest domestic steel producers and metal recyclers in North America, combined with a meaningful downstream steel fabrication platform. The company also has aluminum operations, further diversifying its product offerings to supply aluminum flat rolled products with higher recycled content to the countercyclical, sustainable beverage can industry, as well as the automotive and industrial sectors. The company has four reporting segments: steel operations, metals recycling operations, steel fabrication operations, and aluminum operations. Approximately 4% of the company’s workforce in four locations is represented by collective bargaining agreements, and agreements affecting 0.1% of the company’s employees at one location expires during 2026.

Steel Operations Segment

Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, Roanoke Bar Division, and Steel of West Virginia; steel coating and processing operations at The Techs, Heartland Flat Roll Division, United Steel Supply, New Process Steel, L.P. (“NPS”) (acquired December 1, 2025), and Vulcan Threaded Products, Inc.; and warehouse operations in Mexico; and a 75% controlling equity interest in SDI Biocarbon Solutions, LLC.

Metals Recycling Operations Segment

Metals recycling operations include the company’s Omni ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily located throughout the United States and in Central and Northern Mexico.

Steel Fabrication Operations Segment

Steel fabrication operations include the company’s New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, joist girders and steel deck systems used within the non-residential construction industry.

Aluminum Operations Segment

Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in the Southwest U.S.; and an ancillary recycled aluminum deox-rod facility. The flat rolled products mill is a joint venture, of which SDI has a 94.4% controlling equity interest, with Unity Aluminum, Inc. The aluminum flat rolled products mill began operations in the second half of 2025.

Other

Other operations consist of subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of a joint venture and the company’s idled Minnesota ironmaking operations. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at December 31, 2025 and 2024. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments, and certain profit sharing expenses.

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

Revenue from Contracts with Customers

In the steel, metals recycling, and aluminum operations segments, revenue is recognized at the point in time the performance obligation is satisfied, and control of the product is transferred to the customer upon shipment or delivery, at the amount of consideration the company expects to receive, including any variable consideration. The variable consideration included in the company’s steel and aluminum operations segment contracts, which is not constrained, includes estimated product returns and customer claims based on historical experience, and may include volume rebates which are recorded on an expected value basis. Revenue recognized is limited to the amount the company expects to receive. The company does not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price. Shipment of products to customers is considered a fulfillment activity with amounts billed to customers included in the amount of consideration for the products and costs associated with such activities included in cost of goods sold.

The company’s steel fabrication operations segment recognizes revenue over time at the amount of consideration the company expects to receive. Revenue is measured on an output method representing completed fabricated tons to date as a percentage of total tons required for each contract. Revenue from fabrication of tons remaining on partially fabricated customer contracts as of a reporting date, and future revenue from yet to be fabricated customer contracts, has not been disclosed under the practical expedient in Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606), paragraph ASC 606-10-50-14 related to customer contracts with expected duration of one year or less. The company does not exercise significant judgments in determining the timing of satisfaction of performance obligations or the transaction price. Shipment of products to customers, which occurs after control over the product has transferred to the customer and revenue is recognized, is considered a fulfillment activity with amounts billed to customers included in the amount of consideration for the products and costs associated with such activities included in cost of goods sold.

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

At December 31, 2025 and 2024, the company reported $1,682.7 million and $1,417.2 million, respectively, of accounts receivable, net of allowances for credit losses of $5.4 million and $7.7 million, respectively. Changes in the allowance were not significant for the years ended December 31, 2025, 2024, or 2023.

Cash and Equivalents, and Restricted Cash

Cash and equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.4 million at December 31, 2025, $5.5 million at December 31, 2024, $5.6 million at December 31, 2023, and $5.5 million at December 31, 2022, which is recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Short-Term Investments

Short-term investments include investments with maturity dates of longer than three months but less than one year when purchased. The company’s short-term investments are classified as trading securities. There were no short-term investments held as of December 31, 2025. Short-term investments held as of December 31, 2024 consisted of commercial paper ($19.7 million), US Treasuries ($113.1 million), and certificates of deposit ($15.0 million). Interest income from invested cash and short-term investments was $36.8 million, $90.1 million, and $111.9 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is recorded in other (income) expense, net as earned.

Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap, purchased steel substrate and aluminum slabs) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following at December 31 (in thousands):

	2025	2024
Raw materials	$1,741,873	$1,323,920
Supplies	815,895	805,035
Work in progress	414,492	269,031
Finished goods	766,256	715,747
Total inventories	$3,738,516	$3,113,733

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost which includes capitalized interest on construction in progress amounts, and is reduced by proceeds received from certain state and local government grants and other capital cost reimbursements, except for assets acquired in acquisitions which are valued at fair value at the purchase date. The company assigns each fixed asset a useful life ranging from 3 to 15 years for plant, machinery and equipment, and 5 to 40 years for buildings and improvements. Repairs and maintenance are expensed as incurred. Depreciation is provided utilizing the straight-line depreciation methodology, or the units-of-production depreciation methodology for certain production-related steel and aluminum operations segment assets, based on units produced, subject to minimum and maximum levels. Depreciation expense was $515.0 million, $441.2 million, and $397.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The company’s property, plant and equipment consisted of the following at December 31 (in thousands):

s
		2025	2024
	Land and improvements	$849,391	$801,210
	Buildings and improvements	1,907,029	1,487,742
	Plant, machinery and equipment	9,193,744	7,666,513
	Construction in progress	1,667,367	2,767,013
		13,617,531	12,722,478
	Less accumulated depreciation	5,048,065	4,604,490
	Property, plant and equipment, net	$8,569,466	$8,117,988

Intangible Assets

The company’s intangible assets consisted of the following at December 31 (in thousands):

				Weighted
				Average
			Useful	Amortization
	2025	2024	Life	Period
Customer, vendor and scrap generator relationships	$539,505	$444,812	8 to 25 years	23 years
Trade names	183,579	147,950	15 to 25 years	21 years
	723,084	592,762		22 years
Less accumulated amortization	391,794	365,528
	$331,290	$227,234

The company utilizes an accelerated amortization methodology for customer, vendor and scrap generator relationships in order to follow the pattern in which the economic benefits of the amounts are anticipated to be consumed. Trade names are amortized using a straight-line methodology. Amortization of intangible assets was $27.9 million, $30.5 million, and $34.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

Estimated amortization expense related to amortizable intangibles for the years ending December 31 is as follows (in thousands):

2026	$30,840
2027	28,441
2028	27,231
2029	24,861
2030	23,168
Thereafter	196,749
Total	$331,290

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

The company’s goodwill consisted of the following at December 31, 2025 and 2024 (in thousands):

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

No impairment was identified during the company’s 2025, 2024 or 2023 annual goodwill impairment analysis. During 2025 and 2024, the company performed a qualitative assessment and performed a quantitative test in 2023.

Equity-Based Compensation

The company has several stock-based employee compensation plans which are more fully described in Note 6. Equity-Based Incentive Plans. Compensation expense for restricted stock units, deferred stock units, restricted stock, stock appreciation awards, and performance awards is recorded over the vesting periods using the fair value as determined by the closing market value of the company’s common stock on the day prior to grant date, and with respect to performance awards, an estimate of probability of award achievement during the performance period. The company recognizes forfeitures as they occur. Compensation expense for these stock-based employee compensation plans was $66.8 million, $65.6 million, and $60.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Income Taxes

The company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were 62,000 anti-dilutive common share equivalents for the three-month period ended March 31, 2025 excluded from common share equivalents for the year ended December 31, 2025. There were 269,000 anti-dilutive common share equivalents as of and for the year ended December 31, 2024.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

The following table presents a reconciliation of the numerators and the denominators of the company’s basic and diluted earnings per share computations for the years ended December 31 (in thousands, except per share data):

	2025			2024
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,185,595	147,806	$8.02	$1,537,134	155,420	$9.89
Dilutive common share equivalents	-	598		-	716
Diluted earnings per share	$1,185,595	148,404	$7.99	$1,537,134	156,136	$9.84

	2023
	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,450,882	166,552	$14.72
Dilutive common share equivalents	-	879
Diluted earnings per share	$2,450,882	167,431	$14.64

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

Derivative Financial Instruments

The company routinely enters into exchange traded futures to manage price risk associated with nonferrous metal inventory, as well as purchases and sales of nonferrous (primarily aluminum and copper) and ferrous metals, to reduce exposure to commodity related price fluctuations. These exchange traded futures contracts meet the definition of derivative financial instruments. The company does not enter into these derivative financial instruments for speculative purposes. The company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. Derivatives that are not designated as cash flow hedges must be adjusted to fair value through earnings. For the effective fair value hedges, the hedged item is recognized on the balance sheet at fair value. Changes in the fair value of the hedged balance sheet item are recognized as an offset against the change in fair value of the derivative in cost of goods sold and included in cash flows from operations. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings for fair value hedges. Changes in the fair value of cash flow hedges are recognized in other comprehensive income, until the hedged item is recognized in earnings.

Note 1. Description of the Business and Summary of Significant Accounting Policies (Continued)

The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The fair value of the company’s derivative instruments and required margin deposit totaled $56.2 million and $26.0 million at December 31, 2025 and 2024, respectively, including required margin deposits of $112.2 million and $12.7 million at December 31, 2025 and 2024, respectively, which are reflected in other current assets in the consolidated balance sheets. The fair value of the derivative instruments is disclosed in Note 7. Fair Value Measurements. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold. The company recognized losses of $76.7 million and gains of $11.4 million and $10.0 million for the years ended December 31, 2025, 2024, and 2023, respectively. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for the years ended December 31, 2025, 2024, and 2023.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which modifies the rules on income tax disclosures to require entities to disclose specific categories in the rate reconciliation, the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and income tax expense or benefit from continuing operations (separated by federal, state and foreign). The company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 4. Income Taxes.

Recently Issued Not Yet Adopted Accounting Pronouncements

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

Note 2. Business Combinations

United Steel Supply

As of December 31, 2024, the company had a 90% controlling interest in United Steel Supply, LLC. On April 1, 2025, a noncontrolling member of USS exercised its option to require SDI to purchase its 5% equity interest, increasing SDI’s ownership to 95%. The remaining noncontrolling member has the option to require SDI to purchase, and SDI has the option to acquire, the outstanding 5% equity interest of USS. Redeemable noncontrolling interests related to USS are $30.0 million and $60.0 million at December 31, 2025, and 2024, respectively.

New Process Steel, L.P.

On December 1, 2025, the company acquired the remaining 55% equity interest in New Process Steel, L.P., increasing its ownership from 45% to 100% and obtaining control. NPS is a metals solutions and distribution supply-chain management company headquartered in Houston, Texas, with a focus toward growing its value-added manufacturing applications. The acquisition of NPS expands the company’s exposure to value-added manufacturing opportunities. Prior to the 2025 acquisition date, the company accounted for its 45% minority equity interest in NPS as an equity-method investment. Upon the acquisition of the remaining interest, the previously held equity interest was remeasured to an acquisition-date fair value of $220.4 million, based on the purchase price of the remaining 55% interest. The company recognized a gain of $6.5 million as a result of remeasuring its prior equity interest in NPS before the business combination, included in other (income) expense, net in the consolidated statements of income for the year ended December 31, 2025.

Note 2. Business Combinations (Continued)

The total purchase consideration consisted of the fair value of the previously held equity interest and the consideration transferred to acquire the remaining ownership interest. Operating results of NPS from and after December 1, 2025, have been included in the company’s consolidated financial statements within the steel operations segment. The acquisition-date fair value of the consideration transferred totaled $449.3 million, which consisted of the following (in thousands):

Cash paid for remaining 55% interest	$228,935
Fair value of previously held equity interest	220,366
Total consideration	$449,301

The aggregate purchase price was preliminarily allocated to the identified assets acquired and liabilities assumed of NPS at December 1, 2025, based on their estimated acquisition date fair values (in thousands):

Cash	$53,161
Accounts receivable	106,021
Inventory	205,955
Property, plant & equipment	45,752
Other assets	59,030
Identifiable intangible assets	131,960
Total identifiable assets acquired	601,879
Accounts payable	63,963
Other liabilities	88,615
Total liabilities assumed	152,578
Total consideration	$449,301

The company is in the process of obtaining third-party valuations of property, plant, and equipment and certain intangible assets. Accordingly, the provisional amounts included above are subject to change during the measurement period. The identifiable intangible assets acquired include customer relationships of $96.3 million and trade names of $35.6 million. The company estimated the provisional amount for the trade name based on a relief from royalty method under the income approach and estimated the provisional amount for the customer relationships based on a multi-period excess earnings method, which is a specific discounted cash flow method under the income approach. The company utilizes an accelerated amortization methodology to follow the pattern in which the economic benefits of the customer relationship intangible asset are anticipated to be consumed over its 25 year assigned life. The company amortized the intangible asset related to the trade name using a straight-line methodology over its 25 year assigned life.

New Process Steel Unaudited Pro Forma Results

NPS’s operating results have been reflected in the company’s financial statements since the effective date of the acquisition, December 1, 2025. The following unaudited pro forma information is presented below as if the NPS acquisition was completed as of January 1, 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Net sales	$18,647,759	$18,067,014
Net income attributable to Steel Dynamics, Inc.	1,189,831	1,542,398

The information presented is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the company. The amounts have been calculated after applying the company’s accounting policies and adjusting the results of NPS to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant, and equipment and intangible assets had been applied on January 1, 2024, together with the consequential tax effects.

Note 3. Long-Term Debt

The company’s borrowings consisted of the following at December 31 (in thousands):

	2025	2024
2.400% senior notes due 2025	-	400,000
5.000% senior notes due 2026	-	400,000
1.650% senior notes due 2027	350,000	350,000
4.000% senior notes due 2028	650,000	-
3.450% senior notes due 2030	600,000	600,000
3.250% senior notes due 2031	500,000	500,000
5.375% senior notes due 2034	600,000	600,000
5.250% senior notes due 2035	750,000	-
3.250% senior notes due 2050	400,000	400,000
5.750% senior notes due 2055	400,000	-
Other obligations	36,610	28,803
Total debt	4,286,610	3,278,803
Less debt issuance costs and original issue discounts	75,447	47,796
Total amounts outstanding	4,211,163	3,231,007
Less current maturities	34,655	426,990
Long-term debt	$4,176,508	$2,804,017

Financing Activity

In March 2025, the company issued $600.0 million of 5.250% notes due 2035 and $400.0 million of 5.750% notes due 2055. Proceeds from these notes were used for repayment of the company’s $400.0 million of 2.400% notes due 2025 and for other general corporate purposes.

In November 2025, the company issued $650.0 million of 4.000% notes due 2028 and an additional $150.0 million of 5.250% notes due 2035. Proceeds from these notes were used to redeem the company’s $400.0 million of 5.000% notes due 2026 and for other general corporate purposes.

Senior Credit Facility, due 2028

On July 19, 2023, the company entered into an unsecured credit agreement comprised of a senior unsecured credit facility (Facility), which provides a $1.2 billion unsecured Revolver, maturing July 2028. Subject to certain conditions, the company has the opportunity to increase the Facility size by $500.0 million. The unsecured Facility is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to the company’s ability to incur indebtedness and permit liens on certain assets. The company’s ability to borrow funds within the terms of the unsecured Facility is dependent upon its continued compliance with financial and other covenants. At December 31, 2025, the company had $1.2 billion of availability on the Facility, $9.2 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The Facility pricing grid is adjusted quarterly and is based on either the company’s leverage of net debt (as defined in the Facility) to last-twelve-months (LTM) consolidated EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash items as allowed in the Facility), or the company’s credit ratings. The minimum pricing is adjusted Secured Overnight Financing Rate (SOFR) plus 1.000% and the maximum pricing is adjusted SOFR plus 1.75%. In addition, the company is subject to an unused commitment fee of between 0.11% and 0.275% (based on either the leverage of net debt to LTM consolidated EBITDA, or the company’s credit ratings) which is applied to the unused portion of the Facility.

Note 3. Long-Term Debt (Continued)

The financial covenants under the Facility state that the company must maintain an interest coverage ratio of not less than 2.50:1.00. The company’s interest coverage ratio is calculated by dividing its LTM consolidated EBITDA by its LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At December 31, 2025, the company’s interest coverage ratio and debt to capitalization ratio were 13.33:1.00 and 0.32:1.00, respectively. The company was, therefore, in compliance with these covenants at December 31, 2025, and anticipates remaining in compliance during the next twelve months.

Senior Unsecured Notes

The company has eight different tranches of senior unsecured notes (Notes) outstanding. These Notes are in equal right of payment with all existing and future senior unsecured indebtedness and are senior in right of payment to all subordinated indebtedness. These Notes contain provisions that allow the company to redeem the Notes on or after the dates and at redemption prices (expressed as a percentage of principal amount) listed below.

The company’s $350.0 million of 1.650% senior notes due 2027 mature on October 15, 2027, with interest payable semi-annually. Early redemption is permitted any time prior to August 15, 2027, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of August 15, 2027, at 100.000%.

The company’s $650.0 million of 4.000% senior notes due 2028 mature on December 15, 2028, with interest payable semi-annually. Early redemption is permitted any time prior to November 15, 2028, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.10%; and as of November 15, 2028, at 100.000%.

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

The company’s $750.0 million of 5.250% senior notes due 2035 mature on May 15, 2035, with interest payable semi-annually. Early redemption is permitted any time prior to February 15, 2035, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.20%; and as of February 15, 2035, at 100.000%.

The company’s $400.0 million of 3.250% senior notes due 2050 mature on October 15, 2050, with interest payable semi-annually. Early redemption is permitted any time prior to April 15, 2050, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.30%; and as of April 15, 2050, at 100.000%.

Note 3. Long-Term Debt (Continued)

The company’s $400.0 million of 5.750% senior notes due 2055 mature on May 15, 2055, with interest payable semi-annually. Early redemption is permitted any time prior to November 15, 2054, at the greater of par or a make-whole price of the remaining payments to be made discounted at the applicable U.S. Treasury rate plus 0.25%; and as of November 15, 2054, at 100.000%.

Other Obligations

Secured Loans. Two of the company’s controlled subsidiaries have entered into financing agreements for certain equipment which bear a weighted average interest rate of 5.15%, with monthly principal and interest payments required through 2033. The outstanding principal balance of these agreements was $3.4 million and $2.4 million at December 31, 2025, and 2024, respectively.

One of the company’s controlled subsidiaries has a secured credit agreement, which matures in March 2026, and provides a revolving variable rate credit facility of up to $30.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory. Interest, which was 5.12% at December 31, 2025, is payable monthly. There were no amounts due under the credit facility at December 31, 2025 or 2024.

Another of the company’s controlled subsidiaries has a secured credit agreement, which matures in June 2028, and provides a revolving variable rate credit facility of up to $125.0 million, subject to a borrowing base determined from eligible accounts receivable and inventory. Interest, which was 5.47% at December 31, 2025, is payable monthly. Amounts due under the credit facility were $33.2 million and $26.4 million at December 31, 2025, and 2024, respectively.

Outstanding Debt Maturities

Maturities of outstanding debt as of December 31, 2025, are as follows (in thousands):

2026	$34,655
2027	351,099
2028	650,416
2029	198
2030	600,095
Thereafter	2,650,147
$4,286,610

The company capitalizes interest on all qualifying construction in progress assets. For the years ended December 31, 2025, 2024, and 2023, total interest costs incurred were $170.6 million, $123.1 million, and $109.5 million, respectively, of which $100.6 million, $66.8 million, and $33.0 million, respectively, were capitalized.

Note 4. Income Taxes

Components of earnings before income taxes and noncontrolling interests for the years ended December 31 are as follows (in thousands):

	2025	2024	2023
United States income	$1,489,479	$1,992,814	$3,198,048
Foreign income (loss)	3,492	(9,933)	20,895
Total income before income taxes	$1,492,971	$1,982,881	$3,218,943

The company files a consolidated federal income tax return. The provision for income tax expense for the years ended December 31 is as follows (in thousands):

	2025	2024	2023
Current income tax expense
Federal	$172,988	$409,586	$600,499
State	32,559	57,942	91,965
Foreign	4,850	7,980	3,482
Total current	210,397	475,508	695,946
Deferred income tax expense (benefit)
Federal	96,693	(26,311)	38,172
State	7,322	(12,476)	15,355
Foreign	(8,752)	(3,796)	2,138
Total deferred	95,263	(42,583)	55,665
Total income tax expense	$305,660	$432,925	$751,611

A reconciliation of the statutory rates to the actual effective tax rates for the years ended December 31 are as follows (in thousands, except percentages):

	2025		2024		2023
U.S. Federal Statutory Tax Rate	$313,524	21.0%	$416,405	21.0%	$675,978	21.0%
State and local income taxes, net of federal income tax effect(a)	31,505	2.1	35,918	1.8	84,784	2.6
Foreign tax effects	(4,635)	(0.3)	6,270	0.3	1,232	0.1
Effect of cross-border tax laws	(2,388)	(0.2)	(5,411)	(0.3)	(2,445)	(0.1)
Tax credits - federal research & development	(35,050)	(2.3)	(18,036)	(0.9)	(11,329)	(0.4)
Nontaxable or nondeductible items	2,240	0.2	(1,557)	(0.1)	(784)	-
Changes in unrecognized tax expense (benefits)	464	-	(664)	-	4,175	0.1
Effective tax rate	$305,660	20.5%	$432,925	21.8%	$751,611	23.3%

(a) State taxes in Indiana, Illinois, Mississippi, and Pennsylvania for 2025, Indiana, Michigan, and California for 2024, and Indiana, Illinois, Mississippi, Pennsylvania, and Michigan for 2023 made up the majority (greater than 50%) of the tax effect in this category.

Note 4. Income Taxes (Continued)

Cash taxes paid, net of refunds, by jurisdiction for the years ended December 31 are as follows (in thousands):

	2025	2024	2023

U.S. Federal	$116,060	$399,306	$560,000
U.S. State and Local
Indiana	-	25,863	13,897
Other States (combined)(b)	27,531	36,672	64,630
Foreign - Mexico	8,409	1,922	4,140
Total income taxes paid, net	$152,000	$463,763	$642,667

(b) All other U.S. state/local jurisdictions individually represented less than 5% and are aggregated into "Other States"

Significant components of the company’s deferred tax assets and liabilities at December 31 are as follows (in thousands):

	2025	2024
Deferred tax assets
Accrued expenses and allowances	$55,029	$41,031
Inventories	76,218	6,892
Net operating loss carryforwards	61,893	24,381
Amortizable assets	-	39,657
Other	20,500	5,916
	213,640	117,877
Less: valuation allowance	(1,360)	(1,150)
Total net deferred tax assets	212,280	116,727

Deferred tax liabilities
Property, plant and equipment	(1,194,237)	(1,014,515)
Amortizable assets	(4,187)	-
Other	(11,305)	(4,398)
Total deferred tax liabilities	(1,209,729)	(1,018,913)
Net deferred tax liability	$(997,449)	$(902,186)

Certain wholly-owned and controlled subsidiaries of the company file separate federal and state income tax returns. These subsidiaries generated state net operating loss carryforwards, which will expire in the years 2034 through 2045 if not utilized. Annually, the company evaluates the realizability of the net deferred tax assets for this controlled subsidiary. In completing this evaluation, the company considers all available positive and negative evidence in order to determine whether, based on the weight of the evidence, a valuation allowance for its deferred tax assets is necessary. Such evidence includes current operating results, historical results, future reversals of existing taxable temporary differences and expectations for future taxable income (exclusive of the reversal of temporary differences and carryforwards), as well as the implementation of feasible and prudent tax planning strategies. Based on the evidence, the company maintained a valuation allowance of $1,360,000 and $1,150,000 as of December 31, 2025, and 2024, respectively, with respect to certain state tax credits of the controlled subsidiary.

Note 4. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2025	2024	2023
Balance at January 1	$29,687	$31,258	$28,646
Increases related to current year tax positions	7,245	5,115	1,500
Increases related to prior year tax positions	2,764	263	1,798
Decreases related to prior year tax positions	(399)	(504)	-
Decreases related to lapse of applicable statute of limitations	(8,614)	(6,445)	(686)
Balance at December 31	$30,683	$29,687	$31,258

Included in the balance of unrecognized tax benefits at December 31, 2025 and 2024 are potential benefits of $27.2 million and $26.4 million, respectively, that, if recognized, would affect the effective tax rate. The company recognizes interest and penalties related to its tax contingencies on a net-of-tax basis in income tax expense. During the year ended December 31, 2025, the company recognized income from the decrease of interest expense and penalties of $340,000, net of tax. During the years ended December 31, 2024 and 2023, the company recognized expense from the increase of interest expense and penalties of $710,000 and $1,560,000, respectively, net of tax. In addition to the unrecognized tax benefits in the table above, the company had $3.7 million and $4.2 million accrued for the payment of interest and penalties at December 31, 2025 and 2024, respectively.

The company files income tax returns in the U.S. federal jurisdiction as well as income tax returns in various state jurisdictions. The tax years 2022 through 2025 remain open to examination by the Internal Revenue Service and various state and local jurisdictions.

Note 5. Shareholders’ Equity

Cash Dividends

The company declared cash dividends of $294.1 million, or $2.00 per common share, during 2025; $284.1 million, or $1.84 per common share, during 2024; and $280.5 million, or $1.70 per common share, during 2023. The company paid cash dividends of $291.2 million, $282.6 million, and $271.3 million during 2025, 2024, and 2023, respectively.

Treasury Stock

In November 2022, the board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock. This program was exhausted in November 2023. In November 2023, the board of directors authorized an additional share repurchase program of up to $1.5 billion of the company’s common stock. This program was exhausted in March 2025. In February 2025, the board of directors authorized an additional share repurchase program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when the company determines in open market or private transactions made based upon the market price of the company’s common stock, the nature of other investment opportunities or growth projects, the company’s cash flows from operations, and general economic conditions. The share repurchase programs do not require the company to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by the company at any time. The share repurchase programs do not have an expiration date. The company repurchased 6.7 million shares for $900.9 million during 2025, 9.4 million shares for $1.2 billion during 2024, and 13.4 million shares for $1.5 billion during 2023 under the share repurchase programs. At December 31, 2025, the company had remaining authorization to repurchase $801.0 million of additional shares under the February 2025 share repurchase program.

Note 6. Equity-Based Incentive Plans

2023 Equity Incentive Plan

In May 2023, the company’s shareholders approved the 2023 Equity Incentive Plan (2023 Plan), which superseded the prior Amended and Restated 2015 Equity Incentive Plan. The 2023 Plan is designed to attract, motivate, and retain qualified persons that are able to make important contributions to the company’s success. To accomplish these objectives, the 2023 Plan provides for awards of equity-based incentives through granting of restricted stock units (RSUs), deferred stock units (DSUs), stock appreciation rights (SARs), performance awards, such as the long-term incentive compensation program (LTIP), restricted stock awards (of which none have been granted), stock options (of which none have been granted), and unrestricted stock awards (of which none have been granted). Under the 2023 Plan, 9.0 million shares of common stock were reserved for grant through December 31, 2033. The 2023 Plan uses a fungible share concept under which any awards that are not a full-value award, such as stock options and stock-settled SARs, will be counted against the share reserve as one share for each share of common stock, and awards that are full-value awards, such as RSUs, DSUs, restricted and unrestricted stock awards, and performance awards, will be counted against the share reserve as 2.09 shares for each share of common stock. The SARs the company has granted to date (of which none are outstanding at December 31, 2025) can only be settled in cash, and thus, do not count against the share reserve. At December 31, 2025, there were 5.1 million shares still available for issuance.

Substantially all of the company’s full-time, non-union, U.S. team members receive RSUs, which are granted annually in November at no cost to employees and vest 100% over the shorter of two years from grant date or upon the recipient reaching retirement eligible age (59½ years). During 2025, 2024, and 2023, certain key senior leadership of the company received RSUs in February which vest over a period of 2 to 4 years. The RSUs are converted to stock and issued to employees upon vesting. The company satisfies RSUs with newly issued shares, and satisfies restricted and unrestricted stock awards, DSUs, and performance awards with treasury shares. In addition to the RSUs and LTIP awards granted during the three-year period ended December 31, 2025, presented below, the company awarded 14,000, 13,000 and 18,000 DSUs in 2025, 2024 and 2023, respectively.

Restricted Stock Units

A summary of the company’s RSU activity and outstanding RSUs as of December 31, 2025, are presented below (dollars in thousands except grant date fair value):

		Weighted	Aggregate
	Number	Average Grant	Intrinsic	Unrecognized
	of RSUs	Date Fair Value	Value	Compensation
Outstanding RSUs as of January 1, 2023	973,551	$71.80	$94,765	$44,394
Granted	433,810	108.95
Vested	(517,041)	64.03
Forfeited	(40,829)	78.70
As of December 31, 2023	849,491	$99.13	$101,480	$43,073
Granted	374,370	137.14
Vested	(394,675)	94.28
Forfeited	(39,874)	104.21
As of December 31, 2024	789,312	$115.47	$90,037	$54,964
Granted	368,224	146.64
Vested	(421,026)	106.60
Forfeited	(35,826)	126.06
As of December 31, 2025 (nonvested)	700,684	$136.50	$118,731	$56,586

Note 6. Equity-Based Incentive Plans (Continued)

The weighted average remaining life before vesting of the outstanding RSUs as of December 31, 2025, is 1.3 years. The fair value of RSUs vesting during 2025, 2024, and 2023 was $60.7 million, $56.2 million, and $58.3 million, respectively, and were net-share settled such that the company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld in 2025, 2024, and 2023 were approximately 253,000, 287,000, and 342,000 shares, respectively, and were based on the value of the RSUs on their vesting dates as determined by the company’s closing stock price.

Long-Term Incentive Compensation Program (LTIP)

The company maintains an LTIP performance-based program directed toward key senior leadership of the company, as determined at the discretion of the Compensation Committee of the Board of Directors. Awards are in shares of the company’s common stock using the closing stock price on the first day of the performance period to convert each key senior executive’s predetermined multiple of annual base salary. The performance period is generally three years; however, transition awards can be issued with a shorter performance period. Performance is measured in terms of equal portions of four growth and profitability measures, as compared to the same measures, similarly treated, of a pre-established group of steel sector competitors. Awards earned can range from zero to 100% of the shares awarded, and award shares vest immediately once earned on the basis of performance.

The Compensation Committee granted the following three-year performance period awards and transition awards, which have been earned and have or will be issued as follows:

	Maximum
	Shares That	Award
	Could Be Issued	Earned	Award Issued/Issuable

2022 LTIP Award:
Three-year performance period award	249,759	249,759	249,759	March 2025

2023 LTIP Award:
Three-year performance period award	193,946	164,857	164,857	March 2026
Two-year performance period transition award	5,517	4,690	4,690	March 2025
One-year performance period transition award	3,678	2,759	2,759	March 2024

2024 LTIP Award:
Three-year performance period award	166,791	*	*

2025 LTIP Award:
Three-year performance period award	182,819	*	*
*	Not yet earned as performance period not complete.

2018 Executive Incentive Compensation Plan (2018 Executive Plan)

The 2018 Executive Plan provides for eligibility of certain senior leadership of the company to receive cash and stock bonuses based on predetermined formulas. The company’s shareholders approved the 2018 Executive Plan in May 2018 and 2.0 million shares of company stock were reserved for grant through February 28, 2028. At times a portion of the bonus may be distributed in shares of the company’s stock, of which one-third of the shares vest immediately and the remaining shares vest in equal annual installments over an additional two-year service-based vesting period requirement. At December 31, 2025, 2024, and 2023, 1.3 million shares under the 2018 Executive Plan remained available for grant. Pursuant to the 2018 Executive Plan, 15,000, 17,000, and 29,000 shares were awarded with a market value of $2.7 million, $2.2 million, and $3.5 million for the 2025, 2024, and 2023 award years, respectively.

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheet and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of December 31 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
December 31, 2025
Commodity futures – financial assets	$8,925	$-	$8,925	$-
Commodity futures – financial liabilities	64,896	-	64,896	-

December 31, 2024
Short-term investments	$147,811	$-	$147,811	$-
Commodity futures – financial assets	19,323	-	19,323	-
Commodity futures – financial liabilities	6,272	-	6,272	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of short-term investments commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $4.1 billion and $3.0 billion at December 31, 2025, and 2024, respectively (with a corresponding carrying amount in the consolidated balance sheet of $4.2 billion and $3.2 billion at December 31, 2025, and 2024, respectively).

Note 8. Commitments and Contingencies

The company has entered into certain commitments with suppliers which are of a customary nature. Commitments have been entered into relating to future expected requirements for commodities such as electricity, water, natural gas and its transportation services, fuel, air products, zinc, and electrodes. Certain commitments contain provisions which require that the company “take or pay” for specified quantities at fixed prices without regard to actual usage for periods of generally up to 5 years for physical commodity requirements and commodity transportation requirements, with some extending beyond, and for up to 14 years for air products and 26 years for water products. The company utilized such “take or pay” requirements during the past three years under these contracts. The company believes that production requirements will be such that consumption of the products or services purchased under these commitments will occur in the normal production process.

Note 8. Commitments and Contingencies (Continued)

The company’s commitments for these agreements with “take or pay” or other similar commitment provisions for the years ending December 31 are as follows (in thousands):

2026	$331,503
2027	49,643
2028	38,291
2029	19,973
2030	18,853
Thereafter	160,882
$619,145

At December 31, 2025, the company has outstanding commitments of $335.5 million related to ongoing construction of property, plant, and equipment, primarily related to the completion of the aluminum flat rolled products mill, as well as other steel operations expansion projects in 2026. The company’s commitments for operating leases are discussed in Note 11. Leases.

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

Note 9. Transactions with Affiliated Companies

The company purchases and sells recycled and scrap metal, steel, and purchases transportation services with other smaller affiliated companies, including equity method investments. These transactions for the years ended December 31, are as follows (in thousands):

	2025	2024	2023
Sales	$621,998	$720,742	$680,004
Accounts receivable	2,411	54,230	73,245
Purchases	163,318	188,906	167,798
Accounts payable	7,582	7,267	9,685

Note 10. Retirement Plans

The company sponsors several 401(k) retirement savings and profit sharing plans (Plans) for eligible employees, which are considered “qualified plans” for federal income tax purposes. The company’s total expense for the Plans was $147.0 million, $209.0 million, and $312.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items. The resulting profit sharing expense under the Plans was $120.0 million, $165.2 million, and $264.6 million for the years ended December 31, 2025, 2024, and 2023, respectively; of which up to $96.0 million, $132.2 million, and $211.6 million, respectively, was directed by the company’s board of directors to be contributed to the Plans (subject to total Plan contribution limitations), with the remaining amounts each year paid directly in cash to the Plans’ participants.

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

Operating lease right-of-use assets and lease obligations included in the consolidated balance sheets at

December 31, are as follows (in thousands):

	2025	2024
Right-of-use assets under operating leases:
Other assets - noncurrent	$170,183	$113,500
Lease obligations under operating leases:
Accrued liabilities	$24,159	$19,915
Other liabilities - noncurrent	147,495	94,417
	$171,654	$114,332

The weighted average remaining lease term for our operating leases is nine years as of December 31, 2025 and 2024. The weighted-average discount rate is 5.00% and 4.46% as of December 31, 2025 and 2024, respectively. Future operating lease liabilities as of December 31, 2025, for the next five years and thereafter are as follows (in thousands):

2026	$31,365
2027	28,882
2028	25,981
2029	22,469
2030	19,621
Thereafter	83,312
Total undiscounted cash flows	211,630
Less imputed interest	(39,976)
Lease obligations under operating leases	$171,654

Operating lease expense included in the consolidated statements of income was $27.9 million, $27.4 million, and $27.9 million for the years ended December 31, 2025, 2024, and 2023, respectively. Cash paid related to operating lease obligations was $23.2 million for the years ended December 31, 2025 and 2024, respectively, and $22.8 million for the year ended December 31, 2023. Variable lease costs were not material for the years ended December 31, 2025, 2024, and 2023. Short-term lease expense included in the consolidated statements of income was $61.9 million, $51.3 million, and $40.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities for the years ended December 31, 2025, 2024, and 2023 were $77.5 million, (including $44.0 million related to New Process Steel additions), $12.8 million, and $38.8 million, respectively.

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication	Aluminum
December 31, 2025	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$12,492,494	$1,430,347	$1,416,560	$360,550	$1,322,330		$-	$17,022,281
External Non-United States	529,484	611,294	1,329	544	11,649		-	1,154,300
Intersegment	390,795	2,304,433	776	112,787	1,475		(2,810,266)	-
Net sales	13,412,773	4,346,074	1,418,665	473,881	1,335,454		(2,810,266)	18,176,581
Less:
Cost of goods sold	11,740,371	4,142,083	906,556	497,604	1,305,229		(2,807,445)	15,784,398
Other segment items (b)	244,858	106,815	104,684	149,247	312,076		(1,483)	916,197
Operating income (loss)	1,427,544	97,176	407,425	(172,970)	(281,851)		(1,338)	1,475,986
Interest expense, net of capitalized interest								70,043
Other (income) expense, net								(87,028)
Income before income taxes								$1,492,971

Depreciation and amortization	$400,394	$64,255	$13,150	$19,442	$54,549		$(400)	$551,390
Capital expenditures	317,547	111,964	15,098	593,452	29,341		(119,377)	948,025
Total Assets	9,233,768	1,463,184	666,983	3,905,799	4,584,424	(c)	(3,434,378)	16,419,780

Note 12. Segment Information (Continued)

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication	Aluminum
December 31, 2024	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$11,311,552	$1,311,124	$1,761,771	$256,051	$1,435,062		$-	$16,075,560
External Non-United States	749,932	694,010	1,731	2,496	16,661		-	1,464,830
Intersegment	465,582	2,131,779	8,293	60,142	-		(2,665,796)	-
Net sales	12,527,066	4,136,913	1,771,795	318,689	1,451,723		(2,665,796)	17,540,390
Less:
Cost of goods sold	10,736,557	3,946,457	1,006,211	298,572	1,420,978		(2,670,971)	14,737,804
Other segment items (b)	208,135	113,649	98,600	92,448	348,153		(1,436)	859,549
Operating income (loss)	1,582,374	76,807	666,984	(72,331)	(317,408)		6,611	1,943,037
Interest expense, net of capitalized interest								56,347
Other (income) expense, net								(96,191)
Income before income taxes								$1,982,881

Depreciation and amortization	$351,558	$56,148	$11,071	$6,786	$53,344		$-	$478,907
Capital expenditures	461,524	83,020	29,374	1,309,027	55,183		(70,122)	1,868,006
Total Assets	8,776,445	1,301,234	665,867	2,802,647	3,319,917	(c)	(1,930,877)	14,935,233

		Metals	Steel
For the year ended	Steel	Recycling	Fabrication	Aluminum
December 31, 2023	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$11,603,139	$1,162,246	$2,798,262	$239,095	$1,164,942	$-	$16,967,684
External Non-United States	1,037,412	774,211	672	9,105	6,232	-	1,827,632
Intersegment	427,071	2,222,131	7,843	37,707	727	(2,695,479)	-
Net sales	13,067,622	4,158,588	2,806,777	285,907	1,171,901	(2,695,479)	18,795,316
Less:
Cost of goods sold	10,977,249	3,971,743	1,115,515	237,759	1,147,441	(2,700,274)	14,749,433
Other segment items (b)	208,773	139,110	98,001	31,002	419,037	(1,221)	894,702
Operating income (loss)	1,881,600	47,735	1,593,261	17,146	(394,577)	6,016	3,151,181
Interest expense, net of capitalized interest							76,484
Other (income) expense, net							(144,246)
Income before income taxes							$3,218,943

Depreciation and amortization	$331,225	$65,803	$9,787	$4,917	$26,072	$-	$437,804
Capital expenditures	453,955	185,903	22,044	967,739	28,264	-	1,657,905

(a) Amounts included in Other are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of a joint venture and the idled Minnesota ironmaking operations. Also included are certain unallocated corporate accounts, such as the company's senior unsecured credit facility, senior notes, certain other investments, amortization of intangible assets and certain profit sharing expenses.

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the end of the period covered by this annual report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b)  Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our Management’s Report on Internal Control Over Financial Reporting, as of December 31, 2025, can be found on page 51 of this Form 10-K, and the related Report of Independent Registered Public Accounting Firm, Ernst & Young LLP, can be found on page 52 of this Form 10-K, each of which is incorporated by reference into this Item 9A.

ITEM 9B.       OTHER INFORMATION

During the three-month period ended December 31, 2025, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

The information required to be furnished pursuant to Item 10 with respect to directors, executive officers, code of ethics, insider trading policies, and audit committee financial experts is incorporated herein by reference from the section entitled “Governance of the Company” and “Proposal No. 1 – Election of Directors” in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to Item 11 with respect to executive compensation is incorporated herein by reference from the section entitled “Executive Compensation and Related Information” in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information relating to security ownership of certain beneficial owners and management required by Item 12 is incorporated herein by reference from the section entitled “Security Ownership of Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. The Equity Compensation Plan Information required by Item 12 is set forth in the table below.

Equity Compensation Plan Information

Our shareholders approved the Steel Dynamics, Inc. 2018 Executive Incentive Compensation Plan at our annual meeting of shareholders held May 17, 2018 (2018 Plan). Our shareholders approved the Steel Dynamics, Inc. 2023 Equity Incentive Plan at our annual meeting of shareholders held May 11, 2023 (2023 Plan). Our shareholders approved the Steel Dynamics, Inc. 2024 Employee Stock Purchase Plan at our annual meeting of shareholders held May 9, 2024 (2024 Plan). The following table summarizes information about our equity compensation plans at December 31, 2025, all of which have been approved by shareholders. We do not have any equity compensation plans that have not been approved by shareholders.

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average	compensation
	outstanding options,	exercise price of outstanding	plans (excluding securities
Plan Category	warrants and rights	options, warrants and rights(1)	reflected in column (a))
Equity compensation plans approved by security holders:
2018 Plan	36,266	—	1,301,887
2023 Plan(1)	883,464	—	5,116,225
2024 Plan(2)	—	—	—
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	919,730	—	6,418,112
(1)	Includes 700,684 RSUs and 182,780 DSUs issuable upon expiration of the vesting or deferral periods, which have no exercise price.
(2)	Shares are purchased on the open market and no shares are reserved.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to Item 13 with respect to certain relationships and related transactions is incorporated herein by reference from the sections entitled “Governance of the Company – Statement of Policy for the Review, Approval or Ratification of Transactions with Related Persons,” and “Governance of the Company – Director Independence” in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year; and from Note 9. Transactions with Affiliated Companies to our consolidated financial statements as of December 31, 2025, and 2024, and each of the three years in the periods ended December 31, 2025, 2024, and 2023, included in Item 8. Consolidated Financial Statements and Supplementary Data of this Form 10-K Annual Report for the fiscal year ended December 31, 2025.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be furnished pursuant to Item 14 with respect to principal accountant fees and services is incorporated herein by reference from the sections entitled “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm as Auditors – Audit and Non-Audit Fees” and “Proposal No. 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm as Auditors – Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of Shareholders, which we will file with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          The following documents are filed as a part of this report:

1. Financial Statements: See the Audited Consolidated Financial Statements of Steel Dynamics, Inc. included as part of Item 8. Consolidated Financial Statements and Supplementary Data and described in the Index on page 50 of this Report.

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

ITEM 16.       FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Articles of Incorporation

3.1

Amended and Restated Articles of Incorporation of Steel Dynamics, Inc., reflecting all amendments thereto through May 11, 2023, incorporated herein by reference from Exhibit 3.1 to our Form 10-Q filed August 8, 2023 (File No.: 000-21719).

3.2

Amended and Restated Bylaws of Steel Dynamics, Inc., reflecting all amendments thereto through January 31, 2024, incorporated herein by reference from Exhibit 3.2 to our Form 10-K filed February 29, 2024 (File No.: 000-21719).

Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Description of Common Stock, incorporated herein by reference from Exhibit 4.1 to our Form 10-K filed February 27, 2020 (File No.: 000-21719).

4.31

Indenture dated December 4, 2019, among Steel Dynamics, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.1 to our Registration Statement on Form S-3 filed December 4, 2019 (File No.: 333-235343).

4.32

First Supplemental Indenture, dated as of December 11, 2019, relating to our issuance of $600 million 3.450% Notes due 2030 among Steel Dynamics, Inc., as Issuer, and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed December 11, 2019 (File No.: 000-21719).

4.34	Form of 3.450% Notes due 2030 (included in Exhibit 4.32), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed December 11, 2019 (File No.: 000-21719).

4.35

Second Supplemental Indenture, dated as of June 5, 2020, relating to our issuance of $500 million 3.250% Notes due 2031, between Steel Dynamics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed June 5, 2020 (File No.: 000-21719).

4.37	Form of 3.250% Notes due 2031 (included in Exhibit 4.35), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed June 5, 2020 (File No.: 000-21719).

4.38

Third Supplemental Indenture, dated as of October 9, 2020, relating to our issuance of $350 million 1.650% Notes due 2027 and $400 million 3.250% Notes due 2050, between Steel Dynamics, Inc. and Wells Fargo Bank, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed October 9, 2020 (File No.: 000-21719).

4.39	Form of 1.650% Notes due 2027 (included in Exhibit 4.38), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed October 9, 2020 (File No.: 000-21719).

4.40	Form of 3.250% Notes due 2050 (included in Exhibit 4.38), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed October 9, 2020 (File No.: 000-21719).

4.41

Indenture, dated as of December 7, 2022, between Steel Dynamics, Inc., as Issuer, and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.1 to our Registration Statement on Form S-3 filed December 7, 2022 (File No.: 333-268703).

4.42

First Supplemental Indenture, dated as of July 3, 2024, relating to our issuance of $600 million 5.375% Notes due 2034, between Steel Dynamics, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed July 5, 2024 (File No. 000-21719).

4.43	Form of 5.375% Notes due 2034 (included in Exhibit 4.42), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed July 5, 2024 (File No.: 000-21719).

4.44

Second Supplemental Indenture, dated as of March 12, 2025, relating to our issuance of $750 million 5.250% Notes due 2035 and $400 million 5.750% Notes due 2055, between Steel Dynamics, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.2 to our Form 8-K filed March 12, 2025 (File No.: 000-21719).

4.45	Form of 5.250% Notes due 2035 (included in Exhibit 4.44), incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed March 12, 2025 (File No.: 000-21719).

4.46	Form of 5.750% Notes due 2055 (included in Exhibit 4.44), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed March 12, 2025 (File No.: 000-21719).

4.47

Third Supplemental Indenture, dated as of November 21, 2025, related to our issuance of $650 million 4.000% Notes due 2028, between Steel Dynamics, Inc. and U.S. Bank Trust Company, National Association, as Trustee, incorporated herein by reference from Exhibit 4.3 to our Form 8-K filed November 21, 2025 (File No.: 000-21719).

4.48	Form of 4.000% Notes due 2028 (included in Exhibit 4.47), incorporated herein by reference from Exhibit 4.4 to our Form 8-K filed November 21, 2025 (File No.: 000-21719).

Material Contracts

10.20†	Steel Dynamics, Inc., Change in Control Benefit Plan, incorporated herein by reference from our Exhibit 10.20 to our 8-K filed December 4, 2012 (File No.: 000-21719).

10.61†

2018 Executive Incentive Compensation Plan, approved by stockholders on May 17, 2018, incorporated herein by reference from our Definitive Proxy Statement on Schedule 14A filed March 28, 2018 (File No.: 000-21719).

10.62

Credit Agreement dated as of July 19, 2023, among Steel Dynamics, Inc. and the agents and lenders named therein, incorporated herein by reference from Exhibit 10.62 to our Form 8-K filed July 21, 2023 (File No.: 000-21719).

10.63†

Steel Dynamics, Inc. 2023 Equity Incentive Plan, approved by stockholders on May 11, 2023, incorporated herein by reference from our Definitive Proxy Statement on Schedule 14A filed March 30, 2023 (File No.: 000-21719).

10.64†

Steel Dynamics, Inc. 2024 Employee Stock Purchase Plan, approved by stockholders on May 9, 2024, incorporated herein by reference from our Definitive Proxy Statement on Schedule 14A filed March 28, 2024 (File No.: 000-21719).

Other

19.1	Policy Regarding Insider Trading and Certain Prohibited Transactions, incorporated herein by reference from Exhibit 19.1 to our Form 10-K filed February 28, 2025 (File No.: 000-21719).

21.1*	List of our Subsidiaries.

23.1*	Consent of Ernst & Young LLP.

24.1	Powers of attorney (see signature pages on pages 90 and 91 of this Report).

97.1

Policy on Recoupment of Executive Officer Incentive-Based Compensation In the Event of Restatements, incorporated herein by reference from Exhibit 97.1 to our Form 10-K filed February 29, 2024 (File No.: 000-21719).

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

February 27, 2026

STEEL DYNAMICS, INC.

	By:	/s/ MARK D. MILLETT
Mark D. Millett
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Mark D. Millett and Theresa E. Wagler, either of whom may act without the joinder of the other, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her, and in his or her name, place and stead, in any and all capacities to sign any and all amendments, and supplements to this 2025 Annual Report on Form 10-K, filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and performs each and every act and thing requisite and necessary to be done, as full to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes may lawfully do or cause to be done by virtue thereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this 2025 Annual Report on Form 10-K has been signed below by the following persons on behalf of Steel Dynamics, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK D. MILLETT	Chairman and Chief Executive Officer	February 27, 2026
Mark D. Millett	(Principal Executive Officer)

/s/ THERESA E. WAGLER	Executive Vice President and Chief Financial Officer	February 27, 2026
Theresa E. Wagler	(Principal Financial Officer and
Principal Accounting Officer)

/s/ SHEREE L. BARGABOS	Director	February 27, 2026
Sheree L. Bargabos

/s/ KENNETH W. CORNEW	Director	February 27, 2026
Kenneth W. Cornew

/s/ TRACI M. DOLAN	Director	February 27, 2026
Traci M. Dolan

/s/ JENNIFER L HAMANN	Director	February 27, 2026
Jennifer L. Hamann

/s/ BRADLEY S. SEAMAN	Director	February 27, 2026
Bradley S. Seaman

/s/ GABRIEL L. SHAHEEN	Director	February 27, 2026
Gabriel L. Shaheen

/s/ LUIS M. SIERRA	Director	February 27, 2026
Luis M. Sierra

/s/ RICHARD P. TEETS, JR.	Director	February 27, 2026
Richard P. Teets, Jr.