Form 10-Q
period 2026-03-31
STEEL DYNAMICS INC
filed 2026-04-27
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

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

As of April 22, 2026, Registrant had 144,212,781 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and equivalents	$556,527	$769,878
Accounts receivable, net	2,050,980	1,680,249
Accounts receivable-related parties	5,454	2,411
Inventories	3,908,120	3,738,516
Other current assets	274,089	293,117
Total current assets	6,795,170	6,484,171

Property, plant and equipment, net	8,549,876	8,569,466
Intangible assets, net	323,489	331,290
Goodwill	477,471	477,471
Other assets	574,213	557,382
Total assets	$16,720,219	$16,419,780
Liabilities and Equity
Current liabilities
Accounts payable	$1,366,020	$1,223,776
Accounts payable-related parties	13,474	7,582
Income taxes payable	135,202	67,315
Accrued payroll and benefits	225,703	361,494
Accrued expenses	408,196	427,432
Current maturities of long-term debt	22,124	34,655
Total current liabilities	2,170,719	2,122,254

Long-term debt	4,178,669	4,176,508
Deferred income taxes	1,042,980	1,004,375
Other liabilities	194,449	186,232
Total liabilities	7,586,817	7,489,369

Commitments and contingencies

Redeemable noncontrolling interests	141,226	141,226

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,694,600 and 268,644,427 shares issued; and 144,443,460 and 144,940,102
shares outstanding, as of March 31, 2026 and December 31, 2025, respectively	653	653
Treasury stock, at cost; 124,251,140 and 123,704,325 shares,
as of March 31, 2026 and December 31, 2025, respectively	(8,088,699)	(7,980,549)
Additional paid-in capital	1,237,939	1,248,634
Retained earnings	16,015,823	15,689,042
Accumulated other comprehensive loss	(858)	(598)
Total Steel Dynamics, Inc. equity	9,164,858	8,957,182
Noncontrolling interests	(172,682)	(167,997)
Total equity	8,992,176	8,789,185
Total liabilities and equity	$16,720,219	$16,419,780

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended
	March 31,
	2026	2025

Net sales
Unrelated parties	$5,185,334	$4,241,499
Related parties	19,524	127,696
Total net sales	5,204,858	4,369,195

Costs of goods sold	4,441,635	3,882,651
Gross profit	763,223	486,544

Selling, general and administrative expenses	175,220	181,808
Profit sharing	42,198	22,695
Amortization of intangible assets	7,801	6,897
Operating income	538,004	275,144

Interest expense, net of capitalized interest	33,241	12,131
Other income, net	(8,450)	(17,641)
Income before income taxes	513,213	280,654

Income tax expense	113,108	62,975
Net income	400,105	217,679

Net loss (income) attributable to noncontrolling interests	3,331	(528)
Net income attributable to Steel Dynamics, Inc.	$403,436	$217,151

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$2.79	$1.45

Weighted average common shares outstanding	144,797	150,262

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$2.78	$1.44

Weighted average common shares and share equivalents outstanding	145,321	150,809

Dividends declared per share	$0.53	$0.50

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2026	2025

Net income	$400,105	$217,679
Other comprehensive loss - net unrealized loss
on cash flow hedging derivatives, net of income tax benefit
of $82 for the three months ended March 31, 2026	(260)	-
Comprehensive income	399,845	217,679

Comprehensive loss (income) attributable to noncontrolling interests	3,331	(528)
Comprehensive income attributable to Steel Dynamics, Inc.	$403,176	$217,151

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended
	March 31,
	2026	2025

Operating activities:
Net income	$400,105	$217,679

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	159,280	133,756
Equity-based compensation	17,451	17,040
Deferred income taxes	32,669	16,249
Other adjustments	(2,293)	(4,195)
Changes in certain assets and liabilities:
Accounts receivable	(373,774)	(303,602)
Inventories	(174,427)	13,810
Other assets	21,001	(32,115)
Accounts payable	156,905	248,600
Income taxes receivable/payable	74,432	42,815
Accrued expenses	(163,033)	(197,434)
Net cash provided by operating activities	148,316	152,603

Investing activities:
Purchases of property, plant and equipment	(137,979)	(305,506)
Purchases of short-term investments	-	(10,000)
Proceeds from maturities of short-term investments	-	137,811
Other investing activities	(1,087)	(1,064)
Net cash used in investing activities	(139,066)	(178,759)

Financing activities:
Issuance of current and long-term debt	599,469	1,405,943
Repayment of current and long-term debt	(612,359)	(432,527)
Dividends paid	(72,470)	(69,514)
Purchases of treasury stock	(115,087)	(250,138)
Other financing activities	(22,312)	(30,469)
Net cash (used in) provided by financing activities	(222,759)	623,295

Increase (decrease) in cash, cash equivalents, and restricted cash	(213,509)	597,139
Cash, cash equivalents, and restricted cash at beginning of period	775,272	595,010

Cash, cash equivalents, and restricted cash at end of period	$561,763	$1,192,149

Supplemental disclosure information:
Cash paid for interest	$26,000	$28,477
Cash paid for income taxes, net	$4,491	$3,717

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Description of the Business and Significant Accounting Policies

Description of the Business

Steel Dynamics, Inc. (SDI), together with its subsidiaries (the company), is a leading industrial metals solutions company, with facilities located throughout the United States and Mexico. SDI is one of the largest domestic steel producers and metal recyclers in North America, combined with meaningful downstream steel fabrication operations. The company has also recently added aluminum operations, further diversifying its product offerings to supply aluminum flat rolled products with higher recycled content to the countercyclical sustainable beverage can industry, in addition to the automotive and industrial sectors. The company has four reporting segments: steel operations, metals recycling operations, steel fabrication operations, and aluminum operations.

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, and Roanoke Bar Division; steel coating and processing operations at Steel of West Virigina, The Techs, Heartland Flat Roll Division, United Steel Supply (“USS”), New Process Steel, L.P., and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and a 75% controlling equity interest in SDI Biocarbon Solutions, LLC.

Metals Recycling Operations Segment. Metals recycling operations include the company’s Omni ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily located throughout the United States (US), and in Central and Northern Mexico.

Steel Fabrication Operations Segment. Steel fabrication operations include the company’s New Millennium Building Systems joist and deck plants located throughout the US, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, joist girders and steel deck systems used within the non-residential construction industry.

Aluminum Operations Segment. Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in the Southwest US; and an ancillary recycled aluminum deox-rod facility. The flat rolled products mill is a joint venture, of which SDI has a 94.4% equity interest, with Unity Aluminum, Inc.

Other. Other operations consist of subsidiary operations that are below the company’s quantitative thresholds required for reportable segments and primarily consists of a joint venture and the company’s idled Minnesota ironmaking operations. Also included in “Other” are certain unallocated corporate accounts, such as the company’s senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 95% by SDI) are $30.0 million at March 31, 2026 and December 31, 2025. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at March 31, 2026 and December 31, 2025.

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

In the opinion of management, these financial statements reflect all normal recurring adjustments necessary for a fair presentation of the interim period results. These consolidated financial statements and notes should be read in conjunction with the audited financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents, and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.2 million at March 31, 2026 and March 31, 2025, $5.4 million at December 31, 2025, and $5.5 million at December 31, 2024, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at March 31, 2026, and December 31, 2025 (in thousands):

Steel Operations Segment	$272,133
Aluminum Operations Segment	14,000
Metals Recycling Operations Segment	189,413
Steel Fabrication Operations Segment	1,925
$477,471

Credit Losses

The company is exposed to credit risk in the event of nonpayment of accounts receivable by customers. The company mitigates its exposure to credit risk, which it generally extends on an unsecured basis, by performing ongoing credit evaluations and taking further action if necessary, such as requiring letters of credit or other security interests to support the customer receivable. The allowance for credit losses for accounts receivable is based on the company’s reasonable estimate of known credit risks and historical experience. Customer accounts receivable are written off when all collection efforts have been exhausted and the amounts are deemed uncollectible.

At March 31, 2026, the company reported $2,056.4 million of accounts receivable, net of allowances for credit losses of $4.6 million. Changes in the allowance were not material for each of the three-month periods ended March 31, 2026 and 2025.

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

The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The fair value of the company’s derivative instruments and required margin deposit amounts totaled $53.3 million and $56.2 million at March 31, 2026 and December 31, 2025, respectively, including required margin deposits of $127.1 million and $112.2 million at March 31, 2026 and December 31, 2025, respectively, which are reflected in other current assets in the consolidated balance sheets. The fair value of the derivative instruments is disclosed in Note 6. Fair Value Measurements. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold. The company recognized losses of $60.9 million and $32.3 million for each of the three-month periods ended March 31, 2026 and 2025, respectively. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for each of the three-month periods ended March 31, 2026 and 2025.

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

Note 2. Business Combination

On December 1, 2025, the company acquired the remaining 55% equity interest in New Process Steel, L.P. (“NPS”), increasing its ownership from 45% to 100% and obtaining control. NPS is a metals solutions and distribution supply-chain management company headquartered in Houston, Texas, with a focus toward growing its value-added manufacturing applications. The acquisition of NPS expands the company’s exposure to value-added manufacturing opportunities. Prior to the 2025 acquisition date, the company accounted for its 45% minority equity interest in NPS as an equity-method investment. Upon the acquisition of the remaining interest, the previously held equity interest was remeasured to an acquisition-date fair value of $220.4 million, based on the purchase price of the remaining 55% interest. The company is in the process of obtaining third-party valuations of property, plant, and equipment and certain intangible assets. Accordingly, the provisional amounts recorded as of December 31, 2025 remain subject to change during the measurement period.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Business Combination (Continued)

Unaudited Pro Forma Results. NPS’s operating results have been reflected in the company’s financial statements since the effective date of the acquisition, December 1, 2025. The following unaudited pro forma information is presented below for comparison purposes as if the NPS acquisition was completed as of January 1, 2024 (in thousands):

Three Months ended March 31, 2025
Net sales	$4,526,740
Net income attributable to Steel Dynamics, Inc.	217,859

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

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were 44,000 and 62,000 anti-dilutive common share equivalents for the three-month periods ended March 31, 2026 and March 31, 2025, respectively.

	Three-Month Periods Ended March 31,
	2026			2025
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$403,436	144,797	$2.79	$217,151	150,262	$1.45
Dilutive common share equivalents	-	524		-	547
Diluted earnings per share	$403,436	145,321	$2.78	$217,151	150,809	$1.44

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap, purchased steel substrate and aluminum slabs) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$1,697,510	$1,741,873
Supplies	822,139	815,895
Work in progress	622,807	414,492
Finished goods	765,664	766,256
Total inventories	$3,908,120	$3,738,516

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three-month periods ended March 31, 2026 and 2025 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2025	$653	$(7,980,549)	$1,248,634	$15,689,042	$(598)	$(167,997)	$8,789,185	$141,226
Dividends declared	-	-	-	(76,555)	-	-	(76,555)	-
Noncontrolling investors, net	-	-	-	-	-	(1,354)	(1,354)	-
Share repurchases	-	(115,087)	-	-	-	-	(115,087)	-
Equity-based compensation	-	6,937	(10,695)	(100)	-	-	(3,858)	-
Net income (loss)	-	-	-	403,436	-	(3,331)	400,105	-
Other comprehensive loss, net of tax	-	-	-	-	(260)	-	(260)	-
Balances at March 31, 2026	$653	$(8,088,699)	$1,237,939	$16,015,823	$(858)	$(172,682)	$8,992,176	$141,226

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2024	$652	$(7,094,266)	$1,229,819	$14,798,082	$-	$(160,253)	$8,774,034	$171,212
Dividends declared	-	-	-	(74,690)	-	-	(74,690)	-
Noncontrolling investors, net	-	-	-	-	-	(2,303)	(2,303)	-
Share repurchases	-	(250,138)	-	-	-	-	(250,138)	-
Equity-based compensation	-	9,809	(11,584)	(125)	-	-	(1,900)	-
Net income	-	-	-	217,151	-	528	217,679	-
Balances at March 31, 2025	$652	$(7,334,595)	$1,218,235	$14,940,418	$-	$(162,028)	$8,662,682	$171,212

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
March 31, 2026
Commodity futures – financial assets	$40,123	$-	$40,123	$-
Commodity futures – financial liabilities	113,884	-	113,884	-

December 31, 2025
Commodity futures – financial assets	8,925	-	8,925	-
Commodity futures – financial liabilities	64,896	-	64,896	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $4.1 billion at March 31, 2026 and December 31, 2025 (with a corresponding carrying amount in the consolidated balance sheet of $4.2 billion at March 31, 2026 and December 31, 2025).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
March 31, 2026	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,404,851	$407,078	$355,430	$227,309	$485,707		$-	$4,880,375
External Non-United States	133,892	186,105	3	84	4,399		-	324,483
Intersegment	118,021	532,249	21	14,706	492		(665,489)	-
Net sales	3,656,764	1,125,432	355,454	242,099	490,598		(665,489)	5,204,858
Less:
Cost of goods sold	3,030,104	1,051,041	239,407	297,732	481,069		(657,718)	4,441,635
Other segment items (b)	71,170	26,924	26,533	8,959	92,002		(369)	225,219
Operating income (loss)	555,490	47,467	89,514	(64,592)	(82,473)		(7,402)	538,004
Interest expense, net of capitalized interest								33,241
Other income, net								(8,450)
Income before income taxes								$513,213

Depreciation and amortization	$106,064	$16,881	$3,651	$19,106	$14,269		$(691)	$159,280
Capital expenditures	48,454	21,172	1,540	76,254	7,149		(16,590)	137,979
Total Assets	9,405,596	1,543,595	673,955	4,142,085	4,786,596	(c)	(3,831,608)	16,720,219

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (Continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
March 31, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$2,904,540	$371,876	$351,859	$66,576	$347,069	$-	$4,041,920
External Non-United States	162,476	163,019	448	-	1,332	-	327,275
Intersegment	87,414	537,612	156	34,071	-	(659,253)	-
Net sales	3,154,430	1,072,507	352,463	100,647	348,401	(659,253)	4,369,195
Less:
Cost of goods sold	2,870,498	1,020,144	211,828	91,471	346,588	(657,878)	3,882,651
Other segment items (b)	55,070	26,653	23,889	37,911	68,246	(369)	211,400
Operating income (loss)	228,862	25,710	116,746	(28,735)	(66,433)	(1,006)	275,144
Interest expense, net of capitalized interest							12,131
Other income, net							(17,641)
Income before income taxes							$280,654

Depreciation and amortization	$98,930	$14,970	$2,956	$2,647	$14,253	$-	$133,756
Capital expenditures	92,007	27,180	5,244	208,591	5,495	(33,011)	305,506

(a) Amounts included in Other are from subsidiary operations that are below the quantitative thresholds required for reportable segments and primarily consist of a joint venture and the idled Minnesota ironmaking operations. Also included are certain unallocated corporate accounts, such as the company's senior unsecured credit facility, senior notes, certain other investments and certain profit sharing expenses.

(b) Other segment items for each reportable operating segment include selling, general, and administrative expenses including payroll & benefit expenses and professional service expenses. Other segment items within Other include selling, general, and administrative expenses such as payroll & benefit expenses, companywide equity-based compensation expenses, and professional service expenses, as well as companywide profit sharing expense and amortization of intangible assets.

(c) Asset amounts included in Other consist of assets held by subsidiary operations that are below the quantitative thresholds required for reportable segments and the company's corporate assets. Corporate assets primarily consist of cash, investments, and intra-company debt.

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

More specifically, we refer you to our more detailed explanation of these and other factors and risks that may cause such predictive statements to turn out differently, as set forth in our most recent Annual Report on Form 10-K under the headings Special Note Regarding Forward-Looking Statements and Risk Factors for the year ended December 31, 2025, in our quarterly reports on Form 10-Q, or in other reports which we from time to time file with the Securities and Exchange Commission. These reports are available publicly on the Securities and Exchange Commission website, www.sec.gov, and on our website, www.steeldynamics.com under “Investors – SEC Filings.”

Description of the Business

We are a leading industrial metals solutions company, with facilities located throughout the United States and Mexico. We operate a circular manufacturing model, producing high-quality, lower-carbon-emission products with recycled scrap as the primary input. We have also recently added aluminum operations, further diversifying our product offerings to supply aluminum flat rolled products with higher recycled content to the countercyclical sustainable beverage can industry, in addition to the automotive and industrial sectors. Our primary sources of revenue are currently from the manufacture and sale of steel products, the processing and sale of recycled ferrous and nonferrous metals, and the fabrication and sale of steel joists and deck products.

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

Results Overview

In the first quarter of 2026, we achieved record quarterly steel shipments of 3.6 million tons. Underlying domestic steel demand strengthened during the quarter, as customer orders rebounded and backlogs increased, also benefitting our metals recycling operations segment, which achieved notable improvement in operating income in the first quarter of 2026 compared to the first quarter of 2025. Our steel fabrication operations also experienced increased customer orders and backlogs, with sales increasing in the first quarter of 2026 compared to the first quarter of 2025. Finally, our aluminum operations segment continued to achieve successful production and qualifications of industrial, beverage can and automotive quality flat rolled aluminum products.

Consolidated operating income increased $262.9 million, or 96%, to $538.0 million for the first quarter of 2026, compared to the first quarter of 2025 as steel and metals recycling operations metal spreads expanded. First quarter 2026 net income attributable to Steel Dynamics, Inc. increased $186.3 million, or 86%, to $403.4 million, compared to the first quarter of 2025, consistent with increased operating income.

Segment Operating Results 2026 vs. 2025 (dollars in thousands)

	Three Months Ended March 31,
	2026	% Change	2025
Net sales:
Steel Operations Segment	$3,656,764	16%	$3,154,430
Metals Recycling Operations Segment	1,125,432	5%	1,072,507
Steel Fabrication Operations Segment	355,454	1%	352,463
Aluminum Operations Segment	242,099	141%	100,647
Other	490,598	41%	348,401
	5,870,347		5,028,448
Intra-company	(665,489)		(659,253)
	$5,204,858	19%	$4,369,195

Operating income (loss):
Steel Operations Segment	$555,490	143%	$228,862
Metals Recycling Operations Segment	47,467	85%	25,710
Steel Fabrication Operations Segment	89,514	(23)%	116,746
Aluminum Operations Segment	(64,592)	(125)%	(28,735)
Other	(82,473)	(24)%	(66,433)
	545,406		276,150
Intra-company	(7,402)		(1,006)
	$538,004	96%	$275,144

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, and Roanoke Bar Division; steel coating and processing operations at Steel of West Virginia, The Techs, Heartland Flat Roll Division, United Steel Supply, New Process Steel, L.P. (“NPS”), and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and a 75% controlling equity interest in SDI Biocarbon Solutions, LLC. Steel operations accounted for 68% and 70% of our consolidated net sales during the three-month periods ending March 31, 2026, and 2025, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended March 31,
	2026	% Change	2025

Total shipments	3,638,868	5%	3,481,539
Intra-segment shipments	(568,331)		(321,479)
Steel Operations Segment shipments	3,070,537	(3)%	3,160,060

External shipments	2,966,124	(3)%	3,071,735

Steel Operations Segment Results 2026 vs. 2025

During the first quarter of 2026, our steel operations achieved record shipments of 3.6 million tons (3.1 million excluding intra-segment). Underlying steel demand strengthened during the first quarter of 2026, resulting in increased shipments compared to the first quarter of 2025 and particularly the sequential fourth quarter of 2025. Steel prices continued to improve, and lead times extended. We are seeing an improved steel market environment, supported by domestic trade actions, manufacturing onshoring, and infrastructure program funding. Long product steel demand remains very strong, especially for structural steel and railroad rail. First quarter 2026 total steel segment average selling prices increased 19%, or $193 per ton, compared to the first quarter of 2025, while segment shipments decreased 3% as we have continued to maximize our circular manufacturing model by increasing intra-company shipments. Net sales for the steel operations in the first quarter of 2026 increased 16% compared to the same period in 2025, due to the increased average selling prices.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills increased $10 per ton, or 3%, in the first quarter of 2026, compared to the same period in 2025, consistent with overall increased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion.

In the first quarter of 2026, as a result of average selling prices rising more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 30% compared to the first quarter of 2025. As a result of this metal spread expansion, operating income for the steel operations increased 143%, to $555.5 million, in the first quarter of 2026, compared to the same period in 2025.

Metals Recycling Operations Segment

Metals recycling operations include our Omni ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily located throughout the United States, and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the first quarters of 2026 and 2025, 62% of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 89% in the first quarters of 2026 and 2025. Metals recycling operations accounted for 11% and 12% of our consolidated net sales during the three-month periods ending March 31, 2026, and 2025, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended March 31,
	2026	% Change	2025
Ferrous metal (gross tons)
Total	1,473,457	1%	1,452,432
Inter-company	(920,090)		(894,814)
External shipments	553,367	(1)%	557,618

Nonferrous metals (thousands of pounds)
Total	197,385	(15)%	233,080
Inter-company	(27,972)		(37,407)
External shipments	169,413	(13)%	195,673

Metals Recycling Operations Segment Results 2026 vs. 2025

During the first quarter of 2026, metals recycling operations net sales increased $52.9 million, or 5%, compared to the first quarter of 2025, as selling prices improved for both ferrous and nonferrous scrap. Ferrous scrap shipments increased 1% compared to the same period in 2025 while nonferrous shipments decreased 15%. Ferrous scrap average selling prices increased 5% during the first quarter of 2026 compared to the same period in 2025, while nonferrous scrap prices increased 20%. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 12% during the first quarter of 2026 compared to the same period in 2025, and nonferrous metal spreads increased 81%, particularly due to increased copper prices. As a result of the increased metals spreads, particularly within nonferrous, metals recycling operations operating income increased 85% to $47.5 million in the first quarter of 2026 compared to the first quarter of 2025.

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

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, joist girders, and steel deck systems used within the non-residential construction industry. Steel fabrication operations accounted for 7% and 8% of our consolidated net sales during the three-month periods ending March 31, 2026, and 2025, respectively.

Steel Fabrication Operations Segment Results 2026 vs. 2025

Net sales for the steel fabrication operations increased 1% during the first quarter of 2026 compared to the same period in 2025, as average selling prices decreased $121 per ton, or 5%, and volume increased 5% from the first quarter of 2025. Customer order activity has significantly increased since the end of 2025, with the customer order backlog over 38 percent higher than a year ago and extending through the third quarter 2026. Improved demand was supported largely by the commercial, data center, manufacturing, warehouse, and healthcare sectors. Further, the accelerated announcements related to meaningful domestic investments in manufacturing and increased onshoring, coupled with the U.S. infrastructure program, are expected to positively impact demand for not only steel joist and deck products, but also for flat rolled and long product steel.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed increased 10% in the first quarter of 2026 compared to the same period in 2025. Metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 14% in the first quarter of 2026 compared to the same period in 2025. Metal spread compression resulted in operating income decreasing 23% to $89.5 million in the first quarter 2026, compared to $116.7 million in the same period in 2025.

Aluminum Operations Segment

Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in the Southwest US; and an ancillary recycled aluminum deox-rod facility. The recycled aluminum flat rolled products mill produces flat rolled aluminum products from aluminum scrap and is a complementary extension of the company’s metals recycling platform. Our product offerings are supported by various value-added finishing lines that are in production or currently being commissioned, including two CASH (Continuous Annealing Solutions Heat Treating) lines, a can end and tab coating line, and downstream processing and packaging lines. Aluminum operations accounted for 4% and 2% of our consolidated net sales during the three-month periods ending March 31, 2026, and 2025, respectively.

Aluminum Operations Segment Results 2026 vs. 2025

During the first quarter of 2026, the results of aluminum operations consisted of the continued construction, commissioning, and startup of our recycled aluminum flat rolled products mill, associated satellite recycled aluminum slab centers, and our ancillary recycled aluminum deox-rod facility. The flat rolled products mill shipped 22,500 metric tons of finished product during the first quarter of 2026, an increase of 54% from the sequential fourth quarter of 2025. We expect both shipments and earnings to increase in the second quarter of 2026. Net sales for the aluminum operations increased 141% during the first quarter of 2026 compared to the same period in 2025 prior to the startup of our aluminum flat rolled mill, while operating income was negatively impacted by normal startup issues at our aluminum flat rolled mill, necessitating a temporary pause in operations which have since been resolved.

Other Consolidated Results

First Quarter Consolidated Results 2026 vs. 2025

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $175.2 million during the first quarter of 2026 decreased 4% from $181.8 million during the first quarter of 2025 primarily due to certain payroll and benefits expense reported within this category during construction and startup of the aluminum flat rolled products mill during the first quarter of 2025 now being reported in cost of goods sold in the first quarter of 2026, consistent with the commencement of production. Selling, general and administrative expenses represented 3.4% and 4.2% of net sales during the first quarters of 2026 and 2025, respectively.

Profit sharing expense during the first quarter of 2026 of $42.2 million increased 86% from $22.7 million during the same period in 2025, consistent with increased pretax earnings. This increase in profit sharing expense was the primary driver of the increased operating loss for our other operations of 24% in the first quarter of 2026 compared to the same period in 2025. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the first quarter of 2026, net interest expense of $33.2 million increased 174% from $12.1 million during the first quarter of 2025. This increase is primarily a result of higher outstanding long-term debt balances during the first quarter of 2026 compared to the first quarter of 2025 due to our issuance of senior unsecured notes in March and November 2025.

Other Income, net.  Net other income was $8.5 million in the first quarter of 2026, compared to $17.6 million in the first quarter of 2025, a decrease of $9.2 million due primarily to decreased interest income from lower invested cash balances during 2026 and decreased income from equity method investments, primarily due to the acquisition of NPS in the fourth quarter of 2025.

Income Tax Expense. First quarter 2026 income tax expense of $113.1 million, at an effective income tax rate of 22.0%, increased 80% compared to $63.0 million, at an effective income tax rate of 22.4%, during the first quarter of 2025, consistent with increased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at March 31, 2026, is as follows (in thousands):

Cash and equivalents	$556,527
Other investments	249,959
Revolver availability	1,190,621
Total liquidity	$1,997,107

Our total outstanding debt of $4.2 billion was unchanged from December 31, 2025. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 31.5% and 32.1% at March 31, 2026, and December 31, 2025, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At March 31, 2026, we had $1.2 billion of availability on the Revolver, $9.4 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At March 31, 2026, our interest coverage ratio and debt to capitalization ratio were 13.72:1.00 and 0.32:1.00, respectively. We were in compliance with these covenants at March 31, 2026, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $148.3 million in the first quarter of 2026 compared to $152.6 million in the same 2025 period. Working capital increased $262.5 million, or 6%, during the first quarter of 2026 to $4.6 billion at March 31, 2026. The increase in working capital included a $373.8 million increase in accounts receivable consistent with increased sales prices and volumes, a $169.6 million increase in inventories consistent with the startup of our recycled aluminum flat rolled products mill, and a $163.0 million decrease in accrued expenses primarily related to the $120.1 million payment of our annual companywide profit sharing funding, partially offset by a $148.1 million increase in accounts payable consistent with increased scrap prices for our metals recycling operations.

Capital Investments. During the first quarter of 2026, we invested $138.0 million in property, plant and equipment, primarily within our aluminum operations and steel operations segments, compared with $305.5 million invested during the same period in 2025. We are nearing completion of commissioning and startup of our recycled aluminum flat rolled products mill and one of the two supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Our liquidity of $2.0 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2026 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 6% to $0.53 per share in the first quarter of 2026 (from $0.50 per share for each quarter in 2025), resulting in declared cash dividends of $76.6 million during the first quarter of 2026, compared to $74.7 million during the same period in 2025. We paid cash dividends of $72.5 million and $69.5 million during the first quarters of 2026 and 2025, respectively. Our board of directors approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors provided by executive management, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $115.1 million and $250.1 million of share repurchases during the first quarters of 2026 and 2025, respectively. As of March 31, 2026, we had $687.0 million remaining available to purchase under the February 2025 share repurchase program.

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of March 31, 2026, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of March 31, 2026.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended March 31, 2026

January 1 - 31	103,374	$175.36	103,374	$783,021
February 1 - 28	-	-	-	783,021
March 1 - 31	544,171	178.18	544,171	687,033
	647,545		647,545
(1)	In February 2025, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended March 31, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

April 27, 2026

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)