Form 10-Q
period 2026-06-30
STEEL DYNAMICS INC
filed 2026-07-28
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026

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

As of July 23, 2026, Registrant had 143,328,088 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and equivalents	$567,708	$769,878
Accounts receivable, net	2,435,045	1,680,249
Accounts receivable-related parties	7,893	2,411
Inventories	3,955,621	3,738,516
Other current assets	314,768	293,117
Total current assets	7,281,035	6,484,171

Property, plant and equipment, net	8,491,771	8,569,466
Intangible assets, net	315,759	331,290
Goodwill	477,471	477,471
Other assets	547,363	557,382
Total assets	$17,113,399	$16,419,780
Liabilities and Equity
Current liabilities
Accounts payable	$1,465,868	$1,223,776
Accounts payable-related parties	17,698	7,582
Income taxes payable	32,345	67,315
Accrued payroll and benefits	313,113	361,494
Accrued expenses	456,950	427,432
Current maturities of long-term debt	1,332	34,655
Total current liabilities	2,287,306	2,122,254

Long-term debt	4,180,810	4,176,508
Deferred income taxes	1,070,817	1,004,375
Other liabilities	211,395	186,232
Total liabilities	7,750,328	7,489,369

Commitments and contingencies

Redeemable noncontrolling interests	143,259	141,226

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,694,947 and 268,644,427 shares issued; and 143,610,058 and 144,940,102
shares outstanding, as of June 30, 2026 and December 31, 2025, respectively	653	653
Treasury stock, at cost; 125,084,889 and 123,704,325 shares,
as of June 30, 2026 and December 31, 2025, respectively	(8,287,758)	(7,980,549)
Additional paid-in capital	1,229,734	1,248,634
Retained earnings	16,473,691	15,689,042
Accumulated other comprehensive income (loss)	3,212	(598)
Total Steel Dynamics, Inc. equity	9,419,532	8,957,182
Noncontrolling interests	(199,720)	(167,997)
Total equity	9,219,812	8,789,185
Total liabilities and equity	$17,113,399	$16,419,780

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net sales
Unrelated parties	$6,069,512	$4,340,798	$11,254,846	$8,582,297
Related parties	22,045	224,325	41,569	352,021
Total net sales	6,091,557	4,565,123	11,296,415	8,934,318

Costs of goods sold	5,132,583	3,946,655	9,574,218	7,829,306
Gross profit	958,974	618,468	1,722,197	1,105,012

Selling, general and administrative expenses	193,451	198,010	368,671	379,818
Profit sharing	57,314	30,706	99,512	53,401
Amortization of intangible assets	7,730	6,897	15,531	13,794
Operating income	700,479	382,855	1,238,483	657,999

Interest expense, net of capitalized interest	39,120	17,381	72,361	29,512
Other income, net	(22,105)	(22,392)	(30,555)	(40,033)
Income before income taxes	683,464	387,866	1,196,677	668,520

Income tax expense	152,679	86,675	265,787	149,650
Net income	530,785	301,191	930,890	518,870

Net loss (income) attributable to noncontrolling interests	3,302	(2,465)	6,633	(2,993)
Net income attributable to Steel Dynamics, Inc.	$534,087	$298,726	$937,523	$515,877

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$3.71	$2.01	$6.49	$3.45

Weighted average common shares outstanding	143,997	148,387	144,397	149,325

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$3.69	$2.01	$6.47	$3.44

Weighted average common shares and share equivalents outstanding	144,591	148,960	144,956	149,885

Dividends declared per share	$0.53	$0.50	$1.06	$1.00

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$530,785	$301,191	$930,890	$518,870
Other comprehensive income - net unrealized gain
on cash flow hedging derivatives, net of income tax expense
of $1,305 and $379 for the three months ended, and $1,223 and $379
for the six months ended June 30, 2026 and 2025, respectively.	4,070	1,178	3,810	1,178
Comprehensive income	534,855	302,369	934,700	520,048

Comprehensive loss (income) attributable to noncontrolling interests	3,302	(2,465)	6,633	(2,993)
Comprehensive income attributable to Steel Dynamics, Inc.	$538,157	$299,904	$941,333	$517,055

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2026	2025	2026	2025

Operating activities:
Net income	$530,785	$301,191	$930,890	$518,870

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	173,922	132,865	333,202	266,621
Equity-based compensation	14,162	14,063	31,613	31,103
Deferred income taxes	29,978	39,129	62,647	55,378
Other adjustments	14,431	(890)	12,138	(5,085)
Changes in certain assets and liabilities:
Accounts receivable	(386,504)	19,825	(760,278)	(283,777)
Inventories	(48,843)	(163,417)	(223,270)	(149,607)
Other assets	(23,468)	7,789	(2,467)	(24,326)
Accounts payable	107,310	(5,267)	264,215	243,333
Income taxes receivable/payable	(109,889)	(82,710)	(35,457)	(39,895)
Accrued expenses	126,052	39,033	(36,981)	(158,401)
Net cash provided by operating activities	427,936	301,611	576,252	454,214

Investing activities:
Purchases of property, plant and equipment	(123,842)	(288,331)	(261,821)	(593,837)
Purchases of short-term investments	-	(29,571)	-	(39,571)
Proceeds from maturities of short-term investments	-	9,614	-	147,425
Other investing activities	5,805	2,592	4,718	1,528
Net cash used in investing activities	(118,037)	(305,696)	(257,103)	(484,455)

Financing activities:
Issuance of current and long-term debt	695,091	484,278	1,294,560	1,890,221
Repayment of current and long-term debt	(716,223)	(902,605)	(1,328,582)	(1,335,132)
Dividends paid	(76,555)	(74,690)	(149,025)	(144,204)
Purchases of treasury stock	(200,288)	(200,048)	(315,375)	(450,186)
Other financing activities	(697)	(31,718)	(23,009)	(62,187)
Net cash used in by financing activities	(298,672)	(724,783)	(521,431)	(101,488)

Increase (decrease) in cash, cash equivalents, and restricted cash	11,227	(728,868)	(202,282)	(131,729)
Cash, cash equivalents, and restricted cash at beginning of period	561,763	1,192,149	775,272	595,010

Cash, cash equivalents, and restricted cash at end of period	$572,990	$463,281	$572,990	$463,281

Supplemental disclosure information:
Cash paid for interest	$67,149	$34,737	$93,149	$63,214
Cash paid for income taxes, net	$231,062	$124,753	$235,553	$128,470

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

Steel Operations Segment. Steel operations include the company’s electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, and Roanoke Bar Division; steel coating and processing operations at Steel of West Virigina, The Techs, Heartland Flat Roll Division, United Steel Supply (“USS”), New Process Steel, L.P. (“NPS”), and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and SDI Biocarbon Solutions, LLC. Effective June 19, 2026, SDI’s ownership in SDI Biocarbon Solutions, LLC increased to 100%.

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

Aluminum Operations Segment. Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill located in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one planned for construction in Columbus, Mississippi; and an ancillary recycled aluminum deox-rod facility. The flat rolled products mill is a joint venture, of which SDI has a 94.4% equity interest, with Unity Aluminum, Inc.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 95% by SDI) are $32.0 million at June 30, 2026 and $30.0 million at December 31, 2025. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at June 30, 2026 and December 31, 2025.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents, and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.3 million at June 30, 2026, $5.2 million at March 31, 2026, $5.4 million at December 31, 2025, $5.2 million at June 30, 2025 and March 31, 2025, and $5.5 million at December 31, 2024, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at June 30, 2026, and December 31, 2025 (in thousands):

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

At June 30, 2026, the company reported $2,442.9 million of accounts receivable, net of allowances for credit losses of $4.5 million. Changes in the allowance were not material for each of the three and six-month periods ended June 30, 2026 and 2025.

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

The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The fair value of the company’s derivative instruments and required margin deposit amounts totaled $81.8 million and $56.2 million at June 30, 2026 and December 31, 2025, respectively, including required margin deposits of $17.9 million and $112.2 million at June 30, 2026 and December 31, 2025, respectively, which are reflected in other current assets in the consolidated balance sheets. The fair value of the derivative instruments is disclosed in Note 6. Fair Value Measurements. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold. The company recognized losses of $98.7 million and gains of $4.7 million for the three-month periods ending June 30, 2026 and 2025, respectively, and losses of $159.5 million and $27.6 million for the six-month periods ending June 30, 2026 and 2025, respectively. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for each of the three and six-month periods ended June 30, 2026 and 2025.

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 2. Business Combination (continued)

Unaudited Pro Forma Results. NPS’s operating results have been reflected in the company’s financial statements since the effective date of the acquisition, December 1, 2025. The following unaudited pro forma information is presented below for comparison purposes as if the NPS acquisition was completed as of January 1, 2025 (in thousands):

	Three-months ended	Six-months ended
	June 30, 2025	June 30, 2025
Net sales	$4,736,764	$9,263,504
Net income attributable to Steel Dynamics, Inc.	300,397	518,256

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

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents for the three-months ended June 30, 2026 and 2025. There were 44,000 and 62,000 anti-dilutive common share equivalents excluded from common share equivalents for the six-months ended June 30, 2026 and 2025, respectively.

	Three-Month Periods Ended June 30,
	2026			2025
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$534,087	143,997	$3.71	$298,726	148,387	$2.01
Dilutive common share equivalents	-	594		-	573
Diluted earnings per share	$534,087	144,591	$3.69	$298,726	148,960	$2.01

	Six-Month Periods Ended June 30,
	2026			2025
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$937,523	144,397	$6.49	$515,877	149,325	$3.45
Dilutive common share equivalents	-	559		-	560
Diluted earnings per share	$937,523	144,956	$6.47	$515,877	149,885	$3.44

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap, purchased steel substrate and aluminum slabs) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$1,678,908	$1,741,873
Supplies	840,403	815,895
Work in progress	706,554	414,492
Finished goods	729,756	766,256
Total inventories	$3,955,621	$3,738,516

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and six-month periods ended June 30, 2026 and 2025 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2025	$653	$(7,980,549)	$1,248,634	$15,689,042	$(598)	$(167,997)	$8,789,185	$141,226
Dividends declared	-	-	-	(76,555)	-	-	(76,555)	-
Noncontrolling investors, net	-	-	-	-	-	(1,354)	(1,354)	-
Share repurchases	-	(115,087)	-	-	-	-	(115,087)	-
Equity-based compensation	-	6,937	(10,695)	(100)	-	-	(3,858)	-
Net income (loss)	-	-	-	403,436	-	(3,331)	400,105	-
Other comprehensive loss, net of tax	-	-	-	-	(260)	-	(260)	-
Balances at March 31, 2026	653	(8,088,699)	1,237,939	16,015,823	(858)	(172,682)	8,992,176	141,226
Dividends declared	-	-	-	(76,113)	-	-	(76,113)	-
Noncontrolling investors, net	-	-	(20,806)	-	-	(23,736)	(44,542)	2,033
Share repurchases	-	(200,288)	-	-	-	-	(200,288)	-
Equity-based compensation	-	1,229	12,601	(106)	-	-	13,724	-
Net income (loss)	-	-	-	534,087	-	(3,302)	530,785	-
Other comprehensive income, net of tax	-	-	-	-	4,070	-	4,070	-
Balances at June 30, 2026	$653	$(8,287,758)	$1,229,734	$16,473,691	$3,212	$(199,720)	$9,219,812	$143,259

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

Note 6. Fair Value Measurements

Accounting standards provide a comprehensive framework for measuring fair value, set forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. Levels within the hierarchy are defined as follows:

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

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
June 30, 2026
Commodity futures – financial assets	$130,910	$-	$130,910	$-
Commodity futures – financial liabilities	67,063	-	67,063	-

December 31, 2025
Commodity futures – financial assets	8,925	-	8,925	-
Commodity futures – financial liabilities	64,896	-	64,896	-

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (continued)

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $4.0 billion and $4.1 billion at June 30, 2026, and December 31, 2025, respectively (with a corresponding carrying amount in the consolidated balance sheet of $4.2 billion at June 30, 2026 and December 31, 2025).

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

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2026	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,744,196	$445,811	$393,629	$497,733	$537,532		$-	$5,618,901
External Non-United States	261,314	207,953	177	134	3,078		-	472,656
Intersegment	132,586	611,250	55	21,050	271		(765,212)	-
Net sales	4,138,096	1,265,014	393,861	518,917	540,881		(765,212)	6,091,557
Less:
Cost of goods sold	3,348,457	1,186,826	280,638	542,690	534,444		(760,472)	5,132,583
Other segment items (b)	69,797	30,372	28,630	26,085	103,982		(371)	258,495
Operating income (loss)	719,842	47,816	84,593	(49,858)	(97,545)		(4,369)	700,479
Interest expense, net of capitalized interest								39,120
Other income, net								(22,105)
Income before income taxes								$683,464

Depreciation and amortization	$108,357	$16,814	$3,680	$31,198	$14,902		$(1,029)	$173,922
Capital expenditures	49,674	13,922	2,078	58,249	6,068		(6,149)	123,842
Total Assets	9,560,891	1,622,448	746,885	4,438,726	4,974,660	(c)	(4,230,211)	17,113,399

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (continued)

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,154,477	$375,526	$340,605	$65,632	$356,222	$-	$4,292,462
External Non-United States	121,074	147,195	43	-	4,349	-	272,661
Intersegment	108,578	639,432	24	27,935	865	(776,834)	-
Net sales	3,384,129	1,162,153	340,672	93,567	361,436	(776,834)	4,565,123
Less:
Cost of goods sold	2,945,794	1,113,549	220,902	87,849	348,666	(770,105)	3,946,655
Other segment items (b)	57,241	27,314	26,656	46,345	78,429	(372)	235,613
Operating income (loss)	381,094	21,290	93,114	(40,627)	(65,659)	(6,357)	382,855
Interest expense, net of capitalized interest							17,381
Other income, net							(22,392)
Income before income taxes							$387,866

Depreciation and amortization	$97,377	$15,881	$3,250	$2,840	$13,517	$-	$132,865
Capital expenditures	76,072	26,873	3,283	210,534	6,218	(34,649)	288,331

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2026	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$7,149,047	$852,889	$749,059	$725,042	$1,023,239	$-	$10,499,276
External Non-United States	395,206	394,058	180	218	7,477	-	797,139
Intersegment	250,607	1,143,499	76	35,756	763	(1,430,701)	-
Net sales	7,794,860	2,390,446	749,315	761,016	1,031,479	(1,430,701)	11,296,415
Less:
Cost of goods sold	6,378,561	2,237,867	520,045	840,422	1,015,513	(1,418,190)	9,574,218
Other segment items (b)	140,967	57,296	55,163	35,044	195,984	(740)	483,714
Operating income (loss)	1,275,332	95,283	174,107	(114,450)	(180,018)	(11,771)	1,238,483
Interest expense, net of capitalized interest							72,361
Other income, net							(30,555)
Income before income taxes							$1,196,677

Depreciation and amortization	$214,421	$33,695	$7,331	$50,304	$29,171	$(1,720)	$333,202
Capital expenditures	98,128	35,094	3,618	134,503	13,217	(22,739)	261,821

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (continued)

		Metals	Steel
For the six-month period ended	Steel	Recycling	Fabrication	Aluminum
June 30, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$6,059,017	$747,402	$692,464	$132,208	$703,291	$-	$8,334,382
External Non-United States	283,550	310,214	491	-	5,681	-	599,936
Intersegment	195,992	1,177,044	180	62,006	865	(1,436,087)	-
Net sales	6,538,559	2,234,660	693,135	194,214	709,837	(1,436,087)	8,934,318
Less:
Cost of goods sold	5,816,292	2,133,693	432,730	179,320	695,254	(1,427,983)	7,829,306
Other segment items (b)	112,311	53,967	50,545	84,256	146,675	(741)	447,013
Operating income (loss)	609,956	47,000	209,860	(69,362)	(132,092)	(7,363)	657,999
Interest expense, net of capitalized interest							29,512
Other income, net							(40,033)
Income before income taxes							$668,520

Depreciation and amortization	$196,307	$30,851	$6,206	$5,487	$27,770	$-	$266,621
Capital expenditures	168,079	54,053	8,527	419,125	11,713	(67,660)	593,837

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

Results Overview

In the second quarter of 2026, we achieved record quarterly total steel shipments of 3.7 million tons. Underlying domestic steel demand strengthened during the quarter, as customer orders and backlogs increased, also benefitting our metals recycling operations segment, which achieved notable improvement in operating income in the second quarter of 2026 compared to the second quarter of 2025. Our steel fabrication operations also experienced increased customer orders and backlogs, with sales volumes increasing in the second quarter of 2026 compared to the second quarter of 2025. Finally, our aluminum operations segment continues to make strong progress on the commissioning and startup of our aluminum flat-rolled sheet products mill, already providing high-quality products for the industrial, beverage and automotive markets.

Consolidated operating income increased $317.6 million, or 83%, to $700.5 million for the second quarter of 2026, compared to the second quarter of 2025, as steel and metals recycling operations metal spreads expanded. Second quarter 2026 net income attributable to Steel Dynamics, Inc. increased $235.4 million, or 79%, to $534.1 million, compared to the second quarter of 2025, consistent with increased operating income.

Consolidated operating income increased $580.5 million, or 88%, to $1.2 billion for the first half of 2026, compared to the first half of 2025. First half 2026 net income attributable to Steel Dynamics, Inc. increased $421.6 million, or 82%, to $937.5 million, compared to the first half of 2025, consistent with increased operating income.

Segment Operating Results 2026 vs. 2025 (dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
Net sales:
Steel Operations Segment	$4,138,096	22%	$3,384,129	$7,794,860	19%	$6,538,559
Metals Recycling Operations Segment	1,265,014	9%	1,162,153	2,390,446	7%	2,234,660
Steel Fabrication Operations Segment	393,861	16%	340,672	749,315	8%	693,135
Aluminum Operations Segment	518,917	455%	93,567	761,016	292%	194,214
Other	540,881	50%	361,436	1,031,479	45%	709,837
	6,856,769		5,341,957	12,727,116		10,370,405
Intra-company	(765,212)		(776,834)	(1,430,701)		(1,436,087)
	$6,091,557	33%	$4,565,123	$11,296,415	26%	$8,934,318

Operating income (loss):
Steel Operations Segment	$719,842	89%	$381,094	$1,275,332	109%	$609,956
Metals Recycling Operations Segment	47,816	125%	21,290	95,283	103%	47,000
Steel Fabrication Operations Segment	84,593	(9)%	93,114	174,107	(17)%	209,860
Aluminum Operations Segment	(49,858)	(23)%	(40,627)	(114,450)	(65)%	(69,362)
Other	(97,545)	(49)%	(65,659)	(180,018)	(36)%	(132,092)
	704,848		389,212	1,250,254		665,362
Intra-company	(4,369)		(6,357)	(11,771)		(7,363)
	$700,479	83%	$382,855	$1,238,483	88%	$657,999

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, and Roanoke Bar Division; steel coating and processing operations at Steel of West Virginia, The Techs, Heartland Flat Roll Division, United Steel Supply, New Process Steel, L.P., and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and SDI Biocarbon Solutions, LLC (100% owned as of June 19, 2026). Steel operations accounted for 66% and 72% of our consolidated net sales during the three-month periods ending June 30, 2026 and 2025, respectively, and 67% and 71% during the six-month periods ended June 30, 2026 and 2025, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025

Total shipments	3,741,340	12%	3,349,798	7,380,208	8%	6,831,337
Intra-segment shipments	(550,172)		(368,349)	(1,118,503)		(689,828)
Steel Operations Segment shipments	3,191,168	7%	2,981,449	6,261,705	2%	6,141,509

External shipments	3,085,372	7%	2,888,916	6,051,496	2%	5,960,651

Steel Operations Segment Results 2026 vs. 2025

During the second quarter of 2026, our steel operations achieved record quarterly total shipments of 3.7 million tons (3.2 million excluding intra-segment). Steel fundamentals continued to strengthen during the second quarter, as pricing improved, demand remained solid, and customer inventory levels declined, remaining lower than historical norms. Steel backlogs and lead times have also extended. Additionally, flat-rolled steel spreads expanded in the quarter. We continue to see an improved steel market environment, supported by domestic trade actions, manufacturing reshoring, infrastructure program funding, and the increasing regionalization of supply chains within the United States. Long-product steel demand remains very strong, especially for structural steel and railroad rail. Second quarter 2026 total steel segment average selling prices increased 14%, or $162 per ton, compared to the second quarter of 2025, while segment shipments increased 7%. Net sales for the steel operations in the second quarter of 2026 increased 22% compared to the same period in 2025, due to the increased average selling prices and volumes. Net sales for the steel operations increased 19% in the first half of 2026 when compared to the same period in 2025.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills increased $5 per ton, or 1%, in the second quarter of 2026, compared to the same period in 2025, consistent with overall increased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion. In the first half of 2026, our metallic raw material cost per ton increased $7 per ton, or 2%, compared to the same period in 2025.

In the second quarter of 2026, as a result of average selling prices rising more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 22% compared to the second quarter of 2025. As a result of this metal spread expansion, operating income for the steel operations increased 89%, to $719.8 million, in the second quarter of 2026, compared to the same period in 2025. First half 2026 operating income increased 109%, to $1.3 billion, compared to the first half of 2025 due primarily to a 26% increase in metal spread, as average selling prices increased more than scrap costs.

Metals Recycling Operations Segment

Metals recycling operations include our Omni ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily located throughout the United States, and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In the second quarters of 2026 and 2025, 65% and 66%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 90% and 85% in the second quarters of 2026 and 2025, respectively. Metals recycling operations accounted for 11% of our consolidated net sales during the three and six-month periods ending June 30, 2026 and 12% during the three and six-month periods ending June 30, 2025.

Metals Recycling Operations Segment Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	% Change	2025	2026	% Change	2025
Ferrous metal (gross tons)
Total	1,672,886	5%	1,596,583	3,146,343	3%	3,049,015
Inter-company	(1,083,980)		(1,051,561)	(2,004,070)		(1,946,375)
External shipments	588,906	8%	545,022	1,142,273	4%	1,102,640

Nonferrous metals (thousands of pounds)
Total	211,050	(14)%	245,577	408,435	(15)%	478,657
Inter-company	(33,994)		(51,574)	(61,966)		(88,981)
External shipments	177,056	(9)%	194,003	346,469	(11)%	389,676

Metals Recycling Operations Segment Results 2026 vs. 2025

During the second quarter of 2026, metals recycling operations net sales increased $102.9 million, or 9%, compared to the second quarter of 2025, as selling prices improved for both ferrous and nonferrous scrap. Scrap flows improved in the second quarter of 2026 as domestic steel mills increased utilization. Ferrous scrap shipments increased 5% compared to the same period in 2025 while nonferrous shipments decreased 14%. Ferrous scrap average selling prices increased 8% during the second quarter of 2026 compared to the same period in 2025, while nonferrous scrap prices increased 19%. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 20% during the second quarter of 2026 compared to the same period in 2025, and nonferrous metal spreads increased 52%, particularly due to increased copper prices. As a result of the increased metals spreads, particularly within nonferrous, metals recycling operations operating income increased 125% to $47.8 million in the second quarter of 2026 compared to the second quarter of 2025.

Net sales for our metals recycling operations in the first half of 2026 increased 7% compared to the same period in 2025, driven by increased ferrous volumes as well as increased selling prices for both ferrous and nonferrous scrap. Ferrous scrap average selling prices increased 7% during the first half of 2026 compared to the same period in 2025, while nonferrous average selling prices increased 20%. Ferrous shipments increased 3% and nonferrous shipments decreased 15% in the first half of 2026 compared to the first half of 2025. Ferrous metal spreads increased 16%, while nonferrous metal spreads increased 66% in the first half of 2026 compared to the first half of 2025. As a result of the combination of these volume and metal spread changes, metals recycling operations operating income in the first half of 2026 of $95.3 million increased 103% from the first half of 2025.

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

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, joist girders, and steel deck systems used within the non-residential construction industry. Steel fabrication operations accounted for 6% and 7% of our consolidated net sales during the three-month periods ending June 30, 2026, and 2025, and 7% and 8% during the six-month periods ending June 30, 2026, and 2025, respectively.

Steel Fabrication Operations Segment Results 2026 vs. 2025

Net sales for our steel fabrication operations increased 16% during the second quarter of 2026 compared to the same period in 2025, as volumes increased 19%, while average selling prices decreased $75 per ton, or 3%, from the second quarter of 2025. Customer order activity has continued to strengthen since the end of 2025, with the order backlog now nearly 45 percent higher than a year ago and extending into the first quarter 2027. Demand improved across several key end markets, including commercial construction, data centers, manufacturing, warehousing, and healthcare.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed increased 8% in the second quarter of 2026 compared to the same period in 2025. Metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 11% in the second quarter of 2026 compared to the same period in 2025 due to rising steel input costs. Metal spread compression resulted in operating income decreasing 9% to $84.6 million in the second quarter 2026, compared to $93.1 million in the same period in 2025. For the first half of 2026, operating income decreased 17% to $174.1 million compared to the first half of 2025, as a result of a 13% decrease in metal spread, primarily attributable to rising steel input costs.

Aluminum Operations Segment

Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill located in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one planned for construction in Columbus, Mississippi; and an ancillary recycled aluminum deox-rod facility. The recycled aluminum flat rolled products mill produces flat rolled aluminum products from aluminum scrap and is a complementary extension of the company’s metals recycling platform. Our product offerings are supported by various value-added finishing lines that are in production or currently being commissioned, including two CASH (Continuous Annealing Solutions Heat Treating) lines, a can end and tab coating line, and downstream processing and packaging lines. Aluminum operations accounted for 8% and 1% of our consolidated net sales during the three-month periods ending June 30, 2026 and 2025, respectively, and 6% and 1% during the six-month periods ended June 30, 2026 and 2025, respectively.

Aluminum Operations Segment Results 2026 vs. 2025

During the second quarter of 2026, the results of aluminum operations consisted of the continued commissioning, and startup of our recycled aluminum flat rolled products mill, associated satellite recycled aluminum slab centers, and our ancillary recycled aluminum deox-rod facility. The flat rolled products mill shipped 53,000 metric tons of finished product during the second quarter of 2026, an increase of 135% from the sequential first quarter of 2026. We expect both shipments and earnings to increase in the second half of 2026. Net sales for the aluminum operations increased 455% during the second quarter of 2026 compared to the same period in 2025 prior to the startup of our aluminum flat rolled mill, while operating income was impacted by a non-cash impairment charge of $16 million in the second quarter of 2026, recorded in selling, general, and administrative expenses, related to the relocation of the planned second satellite aluminum recycled slab center.

Other Consolidated Results

Second Quarter Consolidated Results 2026 vs. 2025

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $193.5 million during the second quarter of 2026 decreased 2% from $198.0 million during the second quarter of 2025. Selling, general and administrative expenses represented 3.4% and 4.3% of net sales during the second quarters of 2026 and 2025, respectively.

Profit sharing expense during the second quarter of 2026 of $57.3 million increased 87% from $30.7 million during the same period in 2025, consistent with increased pretax earnings. This increase in profit sharing expense was the primary driver of the increased operating loss for our other operations of 49% in the second quarter of 2026 compared to the same period in 2025. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the second quarter of 2026, net interest expense of $39.1 million increased 125% from $17.4 million during the second quarter of 2025. This increase is primarily a result of an $18.8 million, or 68%, decrease in capitalized interest during the second quarter of 2026 compared to the second quarter of 2025 as construction of the aluminum flat rolled products mill was substantially completed in the second half of 2025.

Other Income, net.  Net other income was $22.1 million in the second quarter of 2026, consistent with $22.4 million in the second quarter of 2025.

Income Tax Expense. Second quarter 2026 income tax expense of $152.7 million, at an effective income tax rate of 22.3%, increased 76% compared to $86.7 million, at an effective income tax rate of 22.3%, during the second quarter of 2025, consistent with increased pretax earnings.

First Six Months Consolidated Results 2026 vs. 2025

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $368.7 million during the first half of 2026 decreased 3% from $379.8 million during the first half of 2025. Selling, general and administrative expenses represented 3.3% and 4.3% of net sales during the first half of 2026 and 2025, respectively.

Profit sharing expense during the first half of 2026 of $99.5 million increased 86% from $53.4 million during the same period in 2025, consistent with increased pretax earnings. This increase in profit sharing expense was the primary driver of increased operating loss for our other operations of 36% in the first half of 2026 compared to the same period in 2025.

Interest Expense, net of Capitalized Interest. During the first half of 2026, interest expense of $72.4 million increased 145% from $29.5 million during the first half of 2025. This increase is primarily a result of a $26.5 million, or 53%, decrease in capitalized interest during the first half of 2026 compared to the same period in 2025 as construction of the aluminum flat rolled products mill was substantially completed in the second half of 2025. The increase is also attributable to higher outstanding long-term debt balances during the first half of 2026 compared to the first half of 2025 due to our issuance of senior unsecured notes in March and November 2025.

Other (Income) Expense, net.  Net other income was $30.6 million in the first half of 2026, compared to $40.0 million in the first half of 2025, a decrease of $9.5 million due primarily to the impact of decreased interest income due to a lower rate of return on invested cash balances in the first half of 2026 compared to the same period in 2025.

Income Tax Expense. First half 2026 income tax expense of $265.8 million, at an effective income tax rate of 22.2%, increased 78% compared to $149.7 million, at an effective income tax rate of 22.4%, during the first half of 2025, consistent with increased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at June 30, 2026, is as follows (in thousands):

Cash and equivalents	$567,708
Other investments	252,558
Revolver availability	1,185,641
Total liquidity	$2,005,907

Our total outstanding debt of $4.2 billion was unchanged from December 31, 2025. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 31% and 32% at June 30, 2026, and December 31, 2025, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At June 30, 2026, we had $1.2 billion of availability on the Revolver, $14.4 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At June 30, 2026, our interest coverage ratio and debt to capitalization ratio were 15.63:1.00 and 0.31:1.00, respectively. We were in compliance with these covenants at June 30, 2026, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $576.3 million in the first half of 2026 compared to $454.2 million in the same 2025 period. Working capital increased $631.8 million, or 14%, during the first half of 2026 to $5.0 billion at June 30, 2026. The increase in working capital included a $760.3 million increase in accounts receivable consistent with increased sales prices and volumes, a $217.1 million increase in inventories consistent with the startup of our recycled aluminum flat rolled products mill, partially offset by a $252.2 million increase in accounts payable consistent with increased scrap prices for our metals recycling operations and increased scrap volumes on hand within our aluminum operations.

Capital Investments. During the first half of 2026, we invested $261.8 million in property, plant and equipment, primarily within our aluminum operations and steel operations segments, compared with $593.8 million invested during the same period in 2025. We are nearing completion of commissioning and startup of our recycled aluminum flat rolled products mill and one of the two supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Our liquidity of $2.0 billion and anticipated future operating cash flow generation is sufficient to provide for our planned 2026 capital requirements.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 6% to $0.53 per share in the first quarter of 2026 (from $0.50 per share for each quarter in 2025), resulting in declared cash dividends of $152.7 million during the first half of 2026, compared to $148.6 million during the same period in 2025. We paid cash dividends of $149.0 million and $144.2 million during the first half of 2026 and 2025, respectively. Our board of directors approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors provided by executive management, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $315.4 million and $450.2 million of share repurchases during the first half of 2026 and 2025, respectively. As of June 30, 2026, we had $488.7 million remaining available to purchase under the February 2025 share repurchase program.

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of June 30, 2026, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of June 30, 2026.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended June 30, 2026

April 1 - 30	407,544	$209.47	407,544	$602,513
May 1 - 31	212,392	237.06	212,392	552,667
June 1 - 30	239,505	269.60	239,505	488,741
	859,441		859,441
(1)	In February 2025, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended June 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

July 28, 2026

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)