Form 10-Q
period 2026-09-30
STEEL DYNAMICS INC
filed 2026-10-23
CIK 1022671

st

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2026

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

As of October 21, 2026, Registrant had 142,217,487 outstanding shares of common stock.

STEEL DYNAMICS, INC.

STEEL DYNAMICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2026	2025
Assets	(unaudited)
Current assets
Cash and equivalents	$928,558	$769,878
Accounts receivable, net	2,440,985	1,680,249
Accounts receivable-related parties	5,458	2,411
Inventories	4,249,059	3,738,516
Other current assets	390,108	293,117
Total current assets	8,014,168	6,484,171

Property, plant and equipment, net	8,491,088	8,569,466
Intangible assets, net	303,815	331,290
Goodwill	477,471	477,471
Other assets	549,302	557,382
Total assets	$17,835,844	$16,419,780
Liabilities and Equity
Current liabilities
Accounts payable	$1,597,786	$1,223,776
Accounts payable-related parties	7,442	7,582
Income taxes payable	64,227	67,315
Accrued payroll and benefits	427,993	361,494
Accrued expenses	429,974	427,432
Current maturities of long-term debt	20,854	34,655
Total current liabilities	2,548,276	2,122,254

Long-term debt	4,183,039	4,176,508
Deferred income taxes	1,116,084	1,004,375
Other liabilities	208,934	186,232
Total liabilities	8,056,333	7,489,369

Commitments and contingencies

Redeemable noncontrolling interests	143,259	141,226

Equity
Common stock voting, $0.0025 par value; 900,000,000 shares authorized;
268,694,947 and 268,644,427 shares issued; and 142,453,485 and 144,940,102
shares outstanding, as of September 30, 2026 and December 31, 2025, respectively	653	653
Treasury stock, at cost; 126,241,462 and 123,704,325 shares,
as of September 30, 2026 and December 31, 2025, respectively	(8,563,301)	(7,980,549)
Additional paid-in capital	1,243,105	1,248,634
Retained earnings	17,154,093	15,689,042
Accumulated other comprehensive income (loss)	7,878	(598)
Total Steel Dynamics, Inc. equity	9,842,428	8,957,182
Noncontrolling interests	(206,176)	(167,997)
Total equity	9,636,252	8,789,185
Total liabilities and equity	$17,835,844	$16,419,780

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net sales
Unrelated parties	$6,501,423	$4,651,398	$17,756,269	$13,233,695
Related parties	7,996	176,817	49,565	528,838
Total net sales	6,509,419	4,828,215	17,805,834	13,762,533

Costs of goods sold	5,227,132	4,070,335	14,801,350	11,899,641
Gross profit	1,282,287	757,880	3,004,484	1,862,892

Selling, general and administrative expenses	186,974	200,844	555,645	580,662
Profit sharing	81,250	42,389	180,762	95,790
Amortization of intangible assets	7,696	6,890	23,227	20,684
Operating income	1,006,367	507,757	2,244,850	1,165,756

Interest expense, net of capitalized interest	39,331	13,573	111,692	43,085
Other income, net	(11,548)	(19,662)	(42,103)	(59,695)
Income before income taxes	978,584	513,846	2,175,261	1,182,366

Income tax expense	222,896	109,920	488,683	259,570
Net income	755,688	403,926	1,686,578	922,796

Net loss (income) attributable to noncontrolling interests	312	(241)	6,945	(3,234)
Net income attributable to Steel Dynamics, Inc.	$756,000	$403,685	$1,693,523	$919,562

Basic earnings per share attributable to Steel
Dynamics, Inc. stockholders	$5.29	$2.75	$11.77	$6.19

Weighted average common shares outstanding	142,990	146,947	143,928	148,532

Diluted earnings per share attributable to Steel
Dynamics, Inc. stockholders, including the effect
of assumed conversions when dilutive	$5.26	$2.74	$11.72	$6.17

Weighted average common shares and share equivalents outstanding	143,623	147,600	144,512	149,123

Dividends declared per share	$0.53	$0.50	$1.59	$1.50

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$755,688	$403,926	$1,686,578	$922,796
Other comprehensive income (loss) - net unrealized gain (loss)
on cash flow hedging derivatives, net of income tax expense (benefit)
of $1,498 and ($805) for the three months ended, and $2,721 and ($426)
for the nine months ended September 30, 2026 and 2025, respectively.	4,666	(2,506)	8,476	(1,328)
Comprehensive income	760,354	401,420	1,695,054	921,468

Comprehensive loss (income) attributable to noncontrolling interests	312	(241)	6,945	(3,234)
Comprehensive income attributable to Steel Dynamics, Inc.	$760,666	$401,179	$1,701,999	$918,234

See notes to consolidated financial statements.

STEEL DYNAMICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2026	2025	2026	2025

Operating activities:
Net income	$755,688	$403,926	$1,686,578	$922,796

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	174,845	138,487	508,047	405,108
Equity-based compensation	14,435	14,238	46,048	45,341
Deferred income taxes	44,489	147,570	107,136	202,948
Other adjustments	(2,040)	(7,986)	10,098	(13,071)
Changes in certain assets and liabilities:
Accounts receivable	(3,505)	(60,985)	(763,783)	(344,762)
Inventories	(294,124)	64,501	(517,394)	(85,106)
Other assets	(65,738)	(34,551)	(68,205)	(58,877)
Accounts payable	107,023	(4,817)	371,238	238,516
Income taxes receivable/payable	35,320	(65,070)	(137)	(104,965)
Accrued expenses	79,401	127,295	42,420	(31,106)
Net cash provided by operating activities	845,794	722,608	1,422,046	1,176,822

Investing activities:
Purchases of property, plant and equipment	(149,608)	(165,692)	(411,429)	(759,529)
Purchases of short-term investments	-	-	-	(39,571)
Proceeds from maturities of short-term investments	-	39,571	-	186,996
Other investing activities	(1,993)	5,593	2,725	7,121
Net cash used in investing activities	(151,601)	(120,528)	(408,704)	(604,983)

Financing activities:
Issuance of current and long-term debt	671,649	407,965	1,966,209	2,298,186
Repayment of current and long-term debt	(652,573)	(408,291)	(1,981,155)	(1,743,423)
Dividends paid	(76,113)	(73,894)	(225,138)	(218,098)
Purchases of treasury stock	(275,563)	(210,388)	(590,938)	(660,574)
Other financing activities	(743)	(5,056)	(23,752)	(67,243)
Net cash used in financing activities	(333,343)	(289,664)	(854,774)	(391,152)

Increase in cash, cash equivalents, and restricted cash	360,850	312,416	158,568	180,687
Cash, cash equivalents, and restricted cash at beginning of period	572,990	463,281	775,272	595,010

Cash, cash equivalents, and restricted cash at end of period	$933,840	$775,697	$933,840	$775,697

Supplemental disclosure information:
Cash paid for interest	$25,808	$25,645	$118,957	$88,859
Cash paid for income taxes, net	$143,107	$22,192	$378,660	$150,662

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

Aluminum Operations Segment. Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill located in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in Columbus, Mississippi; and an ancillary recycled aluminum deox-rod facility. The flat rolled products mill is a joint venture, of which SDI has a 94.4% equity interest, with Unity Aluminum, Inc.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of SDI, together with its wholly- and majority-owned or controlled subsidiaries, after elimination of intercompany accounts and transactions. Noncontrolling and redeemable noncontrolling interests represent the noncontrolling owners’ proportionate share in the equity, income, or losses of the company’s majority-owned or controlled consolidated subsidiaries. Redeemable noncontrolling interests related to USS (owned 95% by SDI) are $32.0 million at September 30, 2026 and $30.0 million at December 31, 2025. Redeemable noncontrolling interests related to Mesabi Nugget (owned 86% by SDI) are $111.2 million at September 30, 2026 and December 31, 2025.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include all highly liquid investments with a maturity of three months or less at the date of acquisition. Restricted cash is primarily funds held in escrow as required by various insurance and government organizations. The balance of cash, cash equivalents, and restricted cash in the consolidated statements of cash flows includes restricted cash of $5.3 million at September 30, 2026 and June 30, 2026, $5.4 million at December 31, 2025, $5.3 million at September 30, 2025, $5.2 million at June 30, 2025, and $5.5 million at December 31, 2024, which are recorded in Other Assets (noncurrent) in the company’s consolidated balance sheets.

Goodwill

The company’s goodwill consisted of the following at September 30, 2026, and December 31, 2025 (in thousands):

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

At September 30, 2026, the company reported $2,446.4 million of accounts receivable, net of allowances for credit losses of $6.1 million. Changes in the allowance were not material for each of the three and nine-month periods ended September 30, 2026 and 2025.

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

The company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. The fair value of the company’s derivative instruments and required margin deposit amounts totaled $143.8 million and $56.2 million at September 30, 2026 and December 31, 2025, respectively, including required margin deposits of $109.6 million and $112.2 million at September 30, 2026 and December 31, 2025, respectively, which are reflected in other current assets in the consolidated balance sheets. The fair value of the derivative instruments is disclosed in Note 6. Fair Value Measurements. Total gains and losses related to derivatives in fair value hedging relationships, as well as those not designated as hedging instruments, are recognized in costs of goods sold. The company recognized gains of $22.7 million and losses of $8.0 million for the three-month periods ending September 30, 2026 and 2025, respectively, and losses of $136.8 million and $35.6 million for the nine-month periods ending September 30, 2026 and 2025, respectively. Derivatives accounted for as cash flow hedges, for which gains and losses are recognized in other comprehensive income, along with net amounts reclassified from accumulated other comprehensive income, were insignificant for each of the three and nine-month periods ended September 30, 2026 and 2025.

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

During the third quarter of 2026, a final valuation report from a third-party valuation firm was received. After considering the results of that valuation report, the estimated fair value of customer-related intangible assets, the trade name intangible asset, and property, plant, and equipment acquired as part of the acquisition are $55.8 million, $71.9 million, and $50.0 million, respectively. As a result, the fair value of the trade name intangible asset and property, plant, and equipment increased $36.3 million and $4.2 million, respectively, with a corresponding decrease of $40.5 million to customer-related intangible assets on September 30, 2026. The change to the provisional amounts resulted in an immaterial increase in depreciation and amortization expense and accumulated depreciation and amortization which have been reflected in the current period.

Unaudited Pro Forma Results. NPS’s operating results have been reflected in the company’s financial statements since the effective date of the acquisition, December 1, 2025. The following unaudited pro forma information is presented below for comparison purposes as if the NPS acquisition was completed as of January 1, 2025 (in thousands):

	Three-month period ended	Nine-month period ended
	September 30, 2025	September 30, 2025
Net sales	$4,877,755	$14,141,259
Net income attributable to Steel Dynamics, Inc.	407,041	925,297

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

Note 3. Earnings Per Share

Basic earnings per share is based on the weighted average shares of common stock outstanding during the period. Diluted earnings per share assumes the weighted average dilutive effect of common share equivalents outstanding during the period applied to the company’s basic earnings per share. Common share equivalents represent potentially dilutive restricted stock units, deferred stock units, restricted stock, and performance awards, and are excluded from the computation in periods in which they have an anti-dilutive effect. There were no anti-dilutive common share equivalents for the three-months ended September 30, 2026 and 2025. There were 44,000 and 62,000 anti-dilutive common share equivalents excluded from common share equivalents for the nine-months ended September 30, 2026 and 2025, respectively.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3. Earnings Per Share (continued)

	Three-Month Periods Ended September 30,
	2026			2025
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$756,000	142,990	$5.29	$403,685	146,947	$2.75
Dilutive common share equivalents	-	633		-	653
Diluted earnings per share	$756,000	143,623	$5.26	$403,685	147,600	$2.74

	Nine-Month Periods Ended September 30,
	2026			2025
		Weighted			Weighted
		Average			Average
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,693,523	143,928	$11.77	$919,562	148,532	$6.19
Dilutive common share equivalents	-	584		-	591
Diluted earnings per share	$1,693,523	144,512	$11.72	$919,562	149,123	$6.17

Note 4. Inventories

Inventories are stated at lower of cost or net realizable value. Cost is determined using a weighted average cost method for raw materials (including scrap, purchased steel substrate and aluminum slabs) and supplies, and on a first-in, first-out basis for other inventory. Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$1,779,489	$1,741,873
Supplies	861,812	815,895
Work in progress	843,186	414,492
Finished goods	764,572	766,256
Total inventories	$4,249,059	$3,738,516

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5. Changes in Equity

The following tables provide a reconciliation of the beginning and ending carrying amounts of total equity, equity attributable to stockholders of Steel Dynamics, Inc., and equity and redeemable amounts attributable to noncontrolling interests for each of the three and nine-month periods ended September 30, 2026 and 2025 (in thousands).

	Stockholders of Steel Dynamics, Inc.
					Accumulated
			Additional		Other			Redeemable
	Common	Treasury	Paid-In	Retained	Comprehensive	Noncontrolling	Total	Noncontrolling
	Stock	Stock	Capital	Earnings	Income (Loss)	Interests	Equity	Interests
Balances at December 31, 2025	$653	$(7,980,549)	$1,248,634	$15,689,042	$(598)	$(167,997)	$8,789,185	$141,226
Dividends declared	-	-	-	(76,555)	-	-	(76,555)	-
Noncontrolling investors, net	-	-	-	-	-	(1,354)	(1,354)	-
Share repurchases	-	(115,087)	-	-	-	-	(115,087)	-
Equity-based compensation	-	6,937	(10,695)	(100)	-	-	(3,858)	-
Net income (loss)	-	-	-	403,436	-	(3,331)	400,105	-
Other comprehensive loss, net of tax	-	-	-	-	(260)	-	(260)	-
Balances at March 31, 2026	653	(8,088,699)	1,237,939	16,015,823	(858)	(172,682)	8,992,176	141,226
Dividends declared	-	-	-	(76,113)	-	-	(76,113)	-
Noncontrolling investors, net	-	-	(20,806)	-	-	(23,736)	(44,542)	2,033
Share repurchases	-	(200,288)	-	-	-	-	(200,288)	-
Equity-based compensation	-	1,229	12,601	(106)	-	-	13,724	-
Net income (loss)	-	-	-	534,087	-	(3,302)	530,785	-
Other comprehensive income, net of tax	-	-	-	-	4,070	-	4,070	-
Balances at June 30, 2026	653	(8,287,758)	1,229,734	16,473,691	3,212	(199,720)	9,219,812	143,259
Dividends declared	-	-	-	(75,501)	-	-	(75,501)	-
Noncontrolling investors, net	-	-	-	-	-	(6,144)	(6,144)	-
Share repurchases	-	(275,563)	-	-	-	-	(275,563)	-
Equity-based compensation	-	20	13,371	(97)	-	-	13,294	-
Net income (loss)	-	-	-	756,000	-	(312)	755,688	-
Other comprehensive income, net of tax	-	-	-	-	4,666	-	4,666	-
Balances at September 30, 2026	$653	$(8,563,301)	$1,243,105	$17,154,093	$7,878	$(206,176)	$9,636,252	$143,259

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

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6. Fair Value Measurements (continued)

The following table sets forth financial assets and liabilities measured at fair value on a recurring basis in the consolidated balance sheets and the respective levels to which the fair value measurements are classified within the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
September 30, 2026
Commodity futures – financial assets	$48,192	$-	$48,192	$-
Commodity futures – financial liabilities	13,937	-	13,937	-

December 31, 2025
Commodity futures – financial assets	8,925	-	8,925	-
Commodity futures – financial liabilities	64,896	-	64,896	-

The carrying amounts of financial instruments including cash equivalents approximate fair value (Level 1). The fair values of commodity futures contracts are estimated by the use of quoted market prices, estimates obtained from brokers, and other appropriate valuation techniques based on references available (Level 2). The fair value of long-term debt, including current maturities, as determined by quoted market prices (Level 2), was approximately $3.9 billion and $4.1 billion at September 30, 2026, and December 31, 2025, respectively (with a corresponding carrying amount in the consolidated balance sheet of $4.2 billion at September 30, 2026 and December 31, 2025).

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

The CODM assesses segment performance and allocates resources primarily based on operating income or loss. The CODM uses operating income to allocate operating and capital resources and assesses performance of each segment by comparing actual operating income results to historical and previously forecasted financial information. The accounting policies of the reportable segments are consistent with those described in Note 1 to the consolidated financial statements. Intra-segment sales and any related profits are eliminated in consolidation.

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (continued)

The company’s segment results, including disaggregated revenue by segment to external, external non-United States, and other segment customers, are as follows (in thousands):

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2026	Operations	Operations	Operations	Operations	Other (a)		Eliminations	Consolidated

Net sales - disaggregated revenue
External	$4,142,467	$436,221	$466,282	$474,926	$590,227		$-	$6,110,123
External Non-United States	207,905	178,561	-	771	12,059		-	399,296
Intersegment	170,978	640,944	2,424	17,827	-		(832,173)	-
Net sales	4,521,350	1,255,726	468,706	493,524	602,286		(832,173)	6,509,419
Less:
Cost of goods sold	3,416,341	1,193,374	349,951	505,580	588,616		(826,730)	5,227,132
Other segment items (b)	73,491	29,388	28,167	14,169	131,077		(372)	275,920
Operating income (loss)	1,031,518	32,964	90,588	(26,225)	(117,407)		(5,071)	1,006,367
Interest expense, net of capitalized interest								39,331
Other income, net								(11,548)
Income before income taxes								$978,584

Depreciation and amortization	$109,067	$17,342	$3,715	$33,094	$12,626		$(999)	$174,845
Capital expenditures	53,976	17,012	1,766	70,528	10,861		(4,535)	149,608
Total Assets	9,545,021	1,634,259	793,762	4,671,624	5,733,664	(c)	(4,542,486)	17,835,844

		Metals	Steel
For the three-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$3,380,992	$361,107	$376,869	$71,139	$316,942	$-	$4,507,049
External Non-United States	157,052	159,879	814	-	3,421	-	321,166
Intersegment	112,812	613,141	576	33,305	400	(760,234)	-
Net sales	3,650,856	1,134,127	378,259	104,444	320,763	(760,234)	4,828,215
Less:
Cost of goods sold	3,095,740	1,076,364	244,038	106,899	308,130	(760,836)	4,070,335
Other segment items (b)	58,324	26,230	27,201	54,055	84,684	(371)	250,123
Operating income (loss)	496,792	31,533	107,020	(56,510)	(72,051)	973	507,757
Interest expense, net of capitalized interest							13,573
Other income, net							(19,662)
Income before income taxes							$513,846

Depreciation and amortization	$101,913	$16,471	$3,415	$3,229	$13,459	$-	$138,487
Capital expenditures	76,113	30,858	4,061	65,774	17,371	(28,485)	165,692

STEEL DYNAMICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8. Segment Information (continued)

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2026	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$11,291,514	$1,289,110	$1,215,341	$1,199,968	$1,613,466	$-	$16,609,399
External Non-United States	603,111	572,619	180	989	19,536	-	1,196,435
Intersegment	421,585	1,784,443	2,500	53,583	763	(2,262,874)	-
Net sales	12,316,210	3,646,172	1,218,021	1,254,540	1,633,765	(2,262,874)	17,805,834
Less:
Cost of goods sold	9,794,902	3,431,241	869,996	1,346,002	1,604,129	(2,244,920)	14,801,350
Other segment items (b)	214,458	86,684	83,330	49,213	327,061	(1,112)	759,634
Operating income (loss)	2,306,850	128,247	264,695	(140,675)	(297,425)	(16,842)	2,244,850
Interest expense, net of capitalized interest							111,692
Other income, net							(42,103)
Income before income taxes							$2,175,261

Depreciation and amortization	$323,488	$51,037	$11,046	$83,398	$41,797	$(2,719)	$508,047
Capital expenditures	152,104	52,106	5,384	205,031	24,078	(27,274)	411,429

		Metals	Steel
For the nine-month period ended	Steel	Recycling	Fabrication	Aluminum
September 30, 2025	Operations	Operations	Operations	Operations	Other (a)	Eliminations	Consolidated

Net sales - disaggregated revenue
External	$9,440,009	$1,108,509	$1,069,333	$203,347	$1,020,233	$-	$12,841,431
External Non-United States	440,602	470,093	1,305	-	9,102	-	921,102
Intersegment	308,804	1,790,185	756	95,311	1,265	(2,196,321)	-
Net sales	10,189,415	3,368,787	1,071,394	298,658	1,030,600	(2,196,321)	13,762,533
Less:
Cost of goods sold	8,912,032	3,210,057	676,768	286,219	1,003,384	(2,188,819)	11,899,641
Other segment items (b)	170,635	80,197	77,746	138,311	231,359	(1,112)	697,136
Operating income (loss)	1,106,748	78,533	316,880	(125,872)	(204,143)	(6,390)	1,165,756
Interest expense, net of capitalized interest							43,085
Other income, net							(59,695)
Income before income taxes							$1,182,366

Depreciation and amortization	$298,220	$47,322	$9,621	$8,716	$41,229	$-	$405,108
Capital expenditures	244,192	84,911	12,588	484,899	29,084	(96,145)	759,529

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

Results Overview

In the third quarter of 2026, we achieved record quarterly total steel shipments of 3.8 million tons. Underlying domestic steel demand remained strong, benefiting both our steel operations and metals recycling operations. Our steel fabrication operations also experienced continued strong customer orders and backlogs, with sales volumes increasing meaningfully in the third quarter of 2026 compared to the third quarter of 2025. Finally, our aluminum operations segment continues to make strong progress on the commissioning and startup of our aluminum flat-rolled sheet products mill, already providing high-quality products for the industrial, beverage and automotive markets.

Consolidated operating income increased $498.6 million, or 98%, to $1.0 billion for the third quarter of 2026, compared to the third quarter of 2025, as steel and metals recycling operations metal spreads expanded. Third quarter 2026 net income attributable to Steel Dynamics, Inc. increased $352.3 million, or 87%, to $756.0 million, compared to the third quarter of 2025, consistent with increased operating income.

Consolidated operating income increased $1.1 billion, or 93%, to $2.2 billion for the first nine months of 2026, compared to the first nine months of 2025. First nine months 2026 net income attributable to Steel Dynamics, Inc. increased $774.0 million, or 84%, to $1.7 billion, compared to the first nine months of 2025, consistent with increased operating income.

Segment Operating Results 2026 vs. 2025 (dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
Net sales:
Steel Operations Segment	$4,521,350	24%	$3,650,856	$12,316,210	21%	$10,189,415
Metals Recycling Operations Segment	1,255,726	11%	1,134,127	3,646,172	8%	3,368,787
Steel Fabrication Operations Segment	468,706	24%	378,259	1,218,021	14%	1,071,394
Aluminum Operations Segment	493,524	373%	104,444	1,254,540	320%	298,658
Other	602,286	88%	320,763	1,633,765	59%	1,030,600
	7,341,592		5,588,449	20,068,708		15,958,854
Intra-company	(832,173)		(760,234)	(2,262,874)		(2,196,321)
	$6,509,419	35%	$4,828,215	$17,805,834	29%	$13,762,533

Operating income (loss):
Steel Operations Segment	$1,031,518	108%	$496,792	$2,306,850	108%	$1,106,748
Metals Recycling Operations Segment	32,964	5%	31,533	128,247	63%	78,533
Steel Fabrication Operations Segment	90,588	(15)%	107,020	264,695	(16)%	316,880
Aluminum Operations Segment	(26,225)	54%	(56,510)	(140,675)	(12)%	(125,872)
Other	(117,407)	(63)%	(72,051)	(297,425)	(46)%	(204,143)
	1,011,438		506,784	2,261,692		1,172,146
Intra-company	(5,071)		973	(16,842)		(6,390)
	$1,006,367	98%	$507,757	$2,244,850	93%	$1,165,756

Steel Operations Segment

Steel operations include our electric arc furnace (EAF) steel mills, including Butler Flat Roll Division, Columbus Flat Roll Division, Southwest-Sinton Flat Roll Division, Structural and Rail Division, Engineered Bar Products Division, and Roanoke Bar Division; steel coating and processing operations at Steel of West Virginia, The Techs, Heartland Flat Roll Division, United Steel Supply, New Process Steel, L.P., and Vulcan Threaded Products, Inc.; warehouse operations in Mexico; and SDI Biocarbon Solutions, LLC (100% owned as of June 19, 2026). Steel operations accounted for 67% and 73% of our consolidated net sales during the three-month periods ending September 30, 2026 and 2025, respectively, and 67% and 72% during the nine-month periods ended September 30, 2026 and 2025, respectively.

Steel Operations Segment Shipments (tons):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025

Total shipments	3,784,484	5%	3,613,330	11,164,692	7%	10,444,667
Intra-segment shipments	(555,505)		(348,469)	(1,674,008)		(1,038,297)
Steel Operations Segment shipments	3,228,979	(1)%	3,264,861	9,490,684	1%	9,406,370

External shipments	3,107,330	(2)%	3,162,805	9,158,826	0%	9,123,456

Steel Operations Segment Results 2026 vs. 2025

During the third quarter of 2026, our steel operations achieved record quarterly total shipments of 3.8 million tons (3.2 million excluding intra-segment). During the third quarter of 2026, the domestic steel market remained strong, supported by steady demand, low customer inventories, and historically low import levels. Steel pricing strengthened, as lead times extended and spot availability tightened across flat-rolled and structural steel products. In addition, as coated flat rolled steel imports abated due to recent trade actions and demand remained strong, value-added flat-rolled steel spreads also expanded. In general, U.S. steel imports remain well below historical and prior-year levels, while improving manufacturing activity, onshoring, and continued investment in infrastructure, energy, healthcare, and computing support healthy steel consumption. Long-product steel demand remains extremely strong, particularly for structural steel and railroad rail. We believe sustained demand across our platforms, combined with favorable market conditions, positions us well moving forward. Third quarter 2026 total steel segment average selling prices increased 25%, or $282 per ton, compared to the third quarter of 2025, while segment shipments decreased 1%. Net sales for the steel operations in the third quarter of 2026 increased 24% compared to the same period in 2025, due to the increased average selling prices. Net sales for the steel operations increased 21% in the first nine months of 2026 when compared to the same period in 2025.

Metallic raw materials used in our electric arc furnaces represent our single most significant steel manufacturing cost, generally comprising approximately 55% to 65% of our steel mill operations’ manufacturing costs. Our metallic raw material cost per net ton consumed in our steel mills increased $23 per ton, or 6%, in the third quarter of 2026, compared to the same period in 2025, consistent with overall increased domestic ferrous scrap pricing noted below in the Metals Recycling Operations segment discussion. In the first nine months of 2026, our metallic raw material cost per ton increased $13 per ton, or 3%, compared to the same period in 2025.

In the third quarter of 2026, as a result of average selling prices rising more than scrap costs, metal spread (which we define as the difference between average steel mill selling prices and the cost of ferrous scrap consumed in our steel mills) increased 35% compared to the third quarter of 2025. As a result of this metal spread expansion, operating income for the steel operations increased 108%, to $1.0 billion, in the third quarter of 2026, compared to the same period in 2025. First nine months 2026 operating income increased 108%, to $2.3 billion, compared to the first nine months of 2025 due primarily to a 29% increase in metal spread, as average selling prices increased more than scrap costs.

Metals Recycling Operations Segment

Metals recycling operations include our Omni ferrous and nonferrous processing, transportation, marketing, brokerage, and scrap management services primarily located throughout the United States, and in Central and Northern Mexico. Our steel mills utilize a large portion of the ferrous scrap sold by our metals recycling operations as raw material in our steelmaking operations, and the remainder is sold to other consumers, such as other steel manufacturers and foundries. In addition, our aluminum rolling mill is utilizing an increasing volume of nonferrous aluminum scrap in its operations. In the third quarters of 2026 and 2025, 67% and 66%, respectively, of metals recycling operations ferrous scrap was sold to our own steel mills, while our steel mill utilization was 92% and 88% in the third quarters of 2026 and 2025, respectively. Metals recycling operations accounted for 9% and 11% of our consolidated net sales during the three-month periods ending September 30, 2026, and 2025, respectively, and 11% and 12% during the nine-month periods ending September 30, 2026, and 2025, respectively.

Metals Recycling Operations Segment Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	% Change	2025	2026	% Change	2025
Ferrous metal (gross tons)
Total	1,702,125	7%	1,590,153	4,848,468	5%	4,639,168
Inter-company	(1,135,143)		(1,052,133)	(3,139,213)		(2,998,508)
External shipments	566,982	5%	538,020	1,709,255	4%	1,640,660

Nonferrous metals (thousands of pounds)
Total	201,696	(17)%	242,842	610,131	(15)%	721,499
Inter-company	(34,445)		(53,799)	(96,411)		(142,780)
External shipments	167,251	(12)%	189,043	513,720	(11)%	578,719

Metals Recycling Operations Segment Results 2026 vs. 2025

During the third quarter of 2026, metals recycling operations net sales increased $121.6 million, or 11%, compared to the third quarter of 2025, as selling prices improved for both ferrous and nonferrous scrap. Scrap flows improved in the third quarter of 2026 as domestic steel mills utilization remained strong. Ferrous scrap shipments increased 7% compared to the same period in 2025 while nonferrous shipments decreased 17%. Ferrous scrap average selling prices increased 6% during the third quarter of 2026 compared to the same period in 2025, while nonferrous scrap prices increased 27%. Ferrous metal spreads (which we define as the difference between average selling prices and the cost of purchased scrap) increased 1% during the third quarter of 2026 compared to the same period in 2025, and nonferrous metal spreads increased 48%, particularly due to increased copper prices. As a result of the increased metals spreads, particularly within nonferrous, metals recycling operations operating income increased 5% to $33.0 million in the third quarter of 2026 compared to the third quarter of 2025.

Net sales for our metals recycling operations in the first nine months of 2026 increased 8% compared to the same period in 2025, driven by increased ferrous volumes as well as increased selling prices for both ferrous and nonferrous scrap. Ferrous scrap average selling prices increased 7% during the first nine months of 2026 compared to the same period in 2025, while nonferrous average selling prices increased 22%. Ferrous shipments increased 5% and nonferrous shipments decreased 15% in the first nine months of 2026 compared to the first nine months of 2025. Ferrous metal spreads increased 10%, while nonferrous metal spreads increased 59% in the first nine months of 2026 compared to the first nine months of 2025. As a result of the combination of these volume and metal spread changes, metals recycling operations operating income in the first nine months of 2026 of $128.2 million increased 63% from the same period in 2025.

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

Steel Fabrication Operations Segment

Steel fabrication operations include our New Millennium Building Systems joist and deck plants located throughout the United States, and in Northern Mexico. Revenues from these plants are generated from the fabrication of steel joists, joist girders, and steel deck systems used within the non-residential construction industry. Steel fabrication operations accounted for 7% of our consolidated net sales during the three and nine-month periods ending September 30, 2026, and 8% during the three and nine-month periods ending September 30, 2025.

Steel Fabrication Operations Segment Results 2026 vs. 2025

Net sales for our steel fabrication operations increased 24% during the third quarter of 2026 compared to the same period in 2025, as volumes increased 25%, while average selling prices decreased $33 per ton, or 1%, from the third quarter of 2025. Customer order activity has continued to strengthen since the end of 2025, with the order backlog now 50 percent higher than a year ago and extending into the second quarter 2027. Demand has been largely driven by commercial construction, manufacturing, warehouses, data centers, and healthcare. In addition, accelerating announcements of significant domestic manufacturing investments and increased reshoring activity, coupled with funding from the U.S. infrastructure program, are expected to provide meaningful support for demand across our product portfolio, including steel joists and deck products.

The purchase of various steel products is the largest single cost of production for our steel fabrication operations, historically representing approximately two-thirds of the total cost of manufacturing. The average cost per ton of steel consumed increased 20% in the third quarter of 2026 compared to the same period in 2025. Metal spread (which we define as the difference between average selling prices and the cost of purchased steel) contracted 18% in the third quarter of 2026 compared to the same period in 2025 due to rising steel input costs. Metal spread compression resulted in operating income decreasing 15% to $90.6 million in the third quarter 2026, compared to $107.0 million in the same period in 2025. For the first nine months of 2026, operating income decreased 16% to $264.7 million compared to the first nine months of 2025, as a result of a 15% decrease in metal spread, primarily attributable to rising steel input costs.

Aluminum Operations Segment

Aluminum operations include a 650,000-metric-ton recycled aluminum flat rolled products mill located in Columbus, Mississippi; two 150,000-metric-ton satellite recycled aluminum slab centers, one in Central Mexico and one under construction in Columbus, Mississippi; and an ancillary recycled aluminum deox-rod facility. The recycled aluminum flat rolled products mill produces flat rolled aluminum products from aluminum scrap and is a complementary extension of the company’s metals recycling platform. Our product offerings are supported by various value-added finishing lines that are in production or currently being commissioned, including two CASH (Continuous Annealing Solutions Heat Treating) lines, a can end and tab coating line, and downstream processing and packaging lines. Aluminum operations accounted for 7% of our consolidated net sales during the three and nine-month periods ending September 30, 2026 and 2% during the three and nine-month periods ending September 30, 2025.

Aluminum Operations Segment Results 2026 vs. 2025

During the third quarter of 2026, the results of aluminum operations consisted of the continued commissioning and startup of our recycled aluminum flat rolled products mill, and associated satellite recycled aluminum slab centers, and our ancillary recycled aluminum deox-rod facility. The flat rolled products mill shipped 55,000 metric tons of finished product during the third quarter of 2026. Net sales for the aluminum operations increased 373% during the third quarter of 2026 compared to the same period in 2025, while operating losses improved 54%. For the first nine months of 2026, net sales increased 320% compared to the same period in 2025. We expect aluminum volumes and profitability to improve in the fourth quarter 2026 and throughout 2027, as startup costs subside, utilization and yields improve, and scrap content increases. Underlying demand for aluminum flat rolled products across our targeted consumer sectors remains strong and is forecast to continue to grow.

Other Consolidated Results

Third Quarter Consolidated Results 2026 vs. 2025

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $187.0 million during the third quarter of 2026 decreased 7% from $200.8 million during the third quarter of 2025. Selling, general and administrative expenses represented 2.9% and 4.2% of net sales during the third quarters of 2026 and 2025, respectively.

Profit sharing expense during the third quarter of 2026 of $81.3 million increased 92% from $42.4 million during the same period in 2025, consistent with increased pretax earnings. This increase in profit sharing expense was the primary driver of the increased operating loss for our other operations of 63% in the third quarter of 2026 compared to the same period in 2025. Profit sharing expense for eligible employees is 8% of consolidated pretax income excluding noncontrolling interests and other items.

Interest Expense, net of Capitalized Interest. During the third quarter of 2026, net interest expense of $39.3 million increased 190% from $13.6 million during the third quarter of 2025. This increase is primarily a result of a $21.4 million, or 72%, decrease in capitalized interest during the third quarter of 2026 compared to the third quarter of 2025 as construction of the aluminum flat rolled products mill was substantially completed in the second half of 2025.

Other Income, net.  Net other income was $11.5 million in the third quarter of 2026, a decrease of 41% from $19.7 million in the third quarter of 2025 primarily due to foreign currency remeasurement losses and a decrease in income from investments in unconsolidated affiliates in the third quarter of 2026 compared to the same period in 2025.

Income Tax Expense. Third quarter 2026 income tax expense of $222.9 million, at an effective income tax rate of 22.8%, increased 103% compared to $109.9 million, at an effective income tax rate of 21.4%, during the third quarter of 2025, consistent with increased pretax earnings.

First Nine Months Consolidated Results 2026 vs. 2025

Selling, General and Administrative Expenses. Selling, general and administrative expenses of $555.6 million during the first nine months of 2026 decreased 4% from $580.7 million during the first nine months of 2025. Selling, general and administrative expenses represented 3.1% and 4.2% of net sales during the first nine months of 2026 and 2025, respectively.

Profit sharing expense during the first nine months of 2026 of $180.8 million increased 89% from $95.8 million during the same period in 2025, consistent with increased pretax earnings. This increase in profit sharing expense was the primary driver of increased operating loss for our other operations of 46% in the first nine months of 2026 compared to the same period in 2025.

Interest Expense, net of Capitalized Interest. During the first nine months of 2026, interest expense of $111.7 million increased 159% from $43.1 million during the first nine months of 2025. This increase is primarily a result of a $47.9 million, or 60%, decrease in capitalized interest during the first nine months of 2026 compared to the same period in 2025 as construction of the aluminum flat rolled products mill was substantially completed in the second half of 2025. The increase is also attributable to higher outstanding long-term debt balances during the first nine months of 2026 compared to the first nine months of 2025 due to our issuance of senior unsecured notes in March and November 2025.

Other Income, net.  Net other income was $42.1 million in the first nine months of 2026, compared to $59.7 million in the first nine months of 2025, a decrease of $17.6 million due primarily to the impact of decreased interest income due to lower returns on invested cash balances in the first nine months of 2026 compared to the same period in 2025, as well as decreased income from investments in unconsolidated affiliates.

Income Tax Expense. First nine months 2026 income tax expense of $488.7 million, at an effective income tax rate of 22.5%, increased 88% compared to $259.6 million, at an effective income tax rate of 22.0%, during the first nine months of 2025, consistent with increased pretax earnings.

Liquidity and Capital Resources

Capital Resources and Long-term Debt. Our business is capital intensive and requires substantial expenditures for, among other things, the purchase and maintenance of equipment used in our operations. Our short-term and long-term liquidity needs arise primarily from working capital requirements, capital expenditures, including expansion projects, principal and interest payments related to our outstanding indebtedness, dividends to our shareholders, potential stock repurchases and acquisitions or investments. We have met and intend to continue to meet these liquidity requirements primarily with available cash and cash provided by operations, long-term borrowings, and we also have availability under our unsecured Revolver. Our liquidity at September 30, 2026, is as follows (in thousands):

Cash and equivalents	$928,558
Other investments	255,219
Revolver availability	1,185,667
Total liquidity	$2,369,444

Our total outstanding debt of $4.2 billion was unchanged from December 31, 2025. Our total long-term debt to capitalization ratio (representing our long-term debt, including current maturities, divided by the sum of our long-term debt, redeemable noncontrolling interests, and our total stockholders’ equity) was 30% and 32% at September 30, 2026, and December 31, 2025, respectively.

Our unsecured credit agreement has a senior unsecured revolving credit facility (Facility), which provides a $1.2 billion Revolver and matures in July 2028. Subject to certain conditions, we have the ability to increase the Facility size by $500.0 million. The unsecured Revolver is available to fund working capital, capital expenditures, and other general corporate purposes. The Facility contains financial covenants and other covenants pertaining to our ability to incur indebtedness and permit liens on certain assets. Our ability to borrow funds within the terms of the unsecured Revolver is dependent upon our continued compliance with the financial and other covenants. At September 30, 2026, we had $1.2 billion of availability on the Revolver, $14.3 million of outstanding letters of credit and other obligations which reduce availability, and there were no borrowings outstanding.

The financial covenants under our Facility state that we must maintain an interest coverage ratio of not less than 2.50:1.00. Our interest coverage ratio is calculated by dividing our last-twelve-months (LTM) consolidated EBITDA as defined in the Facility (earnings before interest, taxes, depreciation, amortization, and certain other non-cash transactions as defined in the Facility) by our LTM gross interest expense, less amortization of financing fees. In addition, a debt to capitalization ratio of not more than 0.60:1.00 must be maintained. At September 30, 2026, our interest coverage ratio and debt to capitalization ratio were 18.09:1.00 and 0.30:1.00, respectively. We were in compliance with these covenants at September 30, 2026, and we anticipate we will continue to be in compliance during the next twelve months.

Working Capital (representing excess of current assets over current liabilities). We generated cash flow from operations of $1.4 billion in the first nine months of 2026 compared to $1.2 billion in the same 2025 period. Working capital increased $1.1 billion, or 25%, during the first nine months of 2026 to $5.5 billion at September 30, 2026. The increase in working capital included a $763.8 million increase in accounts receivable consistent with increased sales prices and volumes, a $510.5 million increase in inventories consistent with the startup of our recycled aluminum flat rolled products mill, partially offset by a $373.9 million increase in accounts payable consistent with increased scrap prices for our metals recycling operations and increased scrap volumes on hand within our aluminum operations.

Capital Investments. During the first nine months of 2026, we invested $411.4 million in property, plant and equipment, primarily within our aluminum operations and steel operations segments, compared with $759.5 million invested during the same period in 2025. We are nearing completion of commissioning and startup of our recycled aluminum flat rolled products mill and one of the two supporting satellite recycled aluminum slab centers, which are being funded by available cash and cash flow from operations. Our second supporting satellite aluminum recycled slab center is currently under construction. Our liquidity of $2.4 billion and anticipated future operating cash flow generation is sufficient to provide for our planned capital requirements during the next twelve months.

Cash Dividends. As a reflection of continued confidence in our current and future cash flow generation capability and financial position, we increased our quarterly cash dividend by 6% to $0.53 per share in the first quarter of 2026 (from $0.50 per share for each quarter in 2025), resulting in declared cash dividends of $228.2 million during the first nine months of 2026, compared to $221.7 million during the same period in 2025. We paid cash dividends of $225.1 million and $218.1 million during the first nine months of 2026 and 2025, respectively. Our board of directors approves the payment of dividends on a quarterly basis. The determination to pay cash dividends in the future is at the discretion of our board of directors, after taking into account various factors provided by executive management, including our financial condition, results of operations, outstanding indebtedness, current and anticipated cash needs and growth plans.

Other. Our board of directors has authorized share repurchase programs during prior years, the most recent of which occurred in February 2025 for a program of up to $1.5 billion of the company’s common stock. Under the share repurchase programs, purchases take place as and when we determine in open market or private transactions made based upon the market price of our common stock, the nature of other investment opportunities or growth projects, our cash flows from operations, and general economic conditions. The share repurchase programs do not require us to acquire any specific number of shares, and may be modified, suspended, extended, or terminated by us at any time. The share repurchase programs do not have an expiration date. There were $590.9 million and $660.6 million of share repurchases during the first nine months of 2026 and 2025, respectively. As of September 30, 2026, we had $215.9 million remaining available to purchase under the February 2025 share repurchase program.

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

In our metals recycling, aluminum, and steel operations, we have certain fixed price contracts with various customers and suppliers for future delivery of nonferrous and ferrous metals. Our risk strategy has been to enter into base metal financial contracts with the goal to protect the profit margin, within certain parameters, that was contemplated when we entered into the transaction with the customer or vendor. As of September 30, 2026, substantially all of these financial contracts have a settlement date within the next twelve months. We believe the customer contracts associated with the financial contracts will be fully consummated.

ITEM 4.    CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, the end of the period covered by this quarterly report, our disclosure controls and procedures were designed to provide and were effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various litigation matters, including administrative proceedings, regulatory proceedings, governmental investigations, environmental matters, and commercial and construction contract disputes, none of which are currently expected to have a material impact on our financial condition, results of operations, or liquidity.

We may also be involved from time to time in various governmental investigations, regulatory proceedings or judicial actions seeking penalties, injunctive relief, and/or remediation under federal, state and local environmental laws and regulations. The United States EPA has conducted such investigations and proceedings involving us, in some instances along with state environmental regulators, under various environmental laws, including RCRA, CERCLA, the Clean Water Act and the Clean Air Act. Some of these matters have resulted in fines or penalties, exclusive of interest and costs, which did not exceed $1 million in aggregate, as of September 30, 2026.

ITEM 1A.    RISK FACTORS

No material changes have occurred to the indicated risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

We purchased the following equity securities registered by us pursuant to Section 12 of the Exchange Act during the three-month period ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet be Purchased Under the Programs (in thousands) (1)
Quarter ended September 30, 2026

July 1 - 31	263,614	$229.88	263,614	$428,746
August 1 - 31	797,041	244.36	797,041	235,915
September 1 - 30	85,698	235.67	85,698	215,921
	1,146,353		1,146,353
(1)	In February 2025, our board of directors authorized a share repurchase program of up to $1.5 billion of the company’s common stock.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three-month period ended September 30, 2026, none of the Company’s directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

October 23, 2026

STEEL DYNAMICS, INC.

	By:	/s/ Theresa E. Wagler
Theresa E. Wagler
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)